Form 10-Q
period 1995-09-30
CAPITAL ADVISORS ACQUISITION CORP
filed 1996-07-11
CIK 844893

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED: SEPTEMBER 30, 1995; OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD _________ TO __________

         COMMISSION FILE NUMBER:  033-26344

                        CAPITAL ADVISORS ACQUISITION CORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                  75-2254748
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


3900 PARADISE ROAD, SUITE 263, LAS VEGAS, NEVADA                      89109
 (Address of principal executive offices)                           (Zip Code)



                                 (702) 734-8721
              (Registrant's telephone number, including area code)

                                       N/A
          (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         On September 30, 1995, there were 1,325,000 shares of the registrant's Common Stock, $.0001 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The condensed financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of its operations and changes in its financial position from inception through September 30, 1995 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         At the present time there are no legal proceedings against the Company and the Company is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of the Company.

ITEM 2.  CHANGES IN SECURITIES.

         Not required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not required.

ITEM 5.  OTHER INFORMATION.

         Not required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) With the exception of the unaudited Financial Statements for the period covered by this report which are attached hereto, no other exhibits have been filed with this Form 10-Q.

         (b) No reports on Form 8-K were filed during the quarter for which this report covers.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                              CAPITAL ADVISORS ACQUISITION CORP.
                                                            (REGISTRANT)

 Date: July 1, 1996                                 \S\ Thomas Hantges
                                                    ------------------
                                                    By:  Thomas Hantges
                                                         President

 Date: July 1, 1996                                 \S\ Thomas R. Brooksbank
                                                    ------------------------
                                                    By: Thomas R. Brooksbank
                                                        Chief Financial Officer

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                        Sept. 30,     Dec. 31,
                                                          1995          1994
                                                        ---------     --------
                                                       (Unaudited)
Assets

Cash                                                 $     --         $     --
                                                     --------         --------

    Total Assets                                     $     --         $     --
                                                     ========         ========


Liabilities and Stockholders' Equity

Stockholders' Equity:
   Preferred stock, $1.00 par value,

     1,000,000 shares authorized, none

     issued & outstanding                                  --               --

   Common stock, $.0001 par value,
     50,000,000 shares authorized,
     1,100,000 issued & outstanding in 1994,
     1,325,000 issued & outstanding in 1995,         $     85         $     85


   Additional paid-in capital                          13,937           13,937

   Deficit accumulated during development stage       (14,022)         (14,022)
                                                     --------         --------

    Total liabilities and stockholders' equity       $     --         $     --
                                                     ========         ========



Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE PERIOD FROM NOVEMBER 22, 1988 (INCEPTION)
                              TO SEPTEMBER 30, 1995
                                   (UNAUDITED)


                                                                       November 22,
                                                                           1988
                                               Nine Months Ended        (Inception)to
                                        September 30,  September 30,     September 30,
                                           1995           1994              1995
                                        ------------   -----------    ----------------
REVENUES:                               $       --      $      --       $    4,100

EXPENSES:

   General and administrative                   --              --          15,622
   Loss on investment transactions              --              --           2,500
                                        ----------      ----------      ----------

      Net loss                          $       --      $      --       $  (14,022)

Net loss per common share               $       --      $      --       $    (.010)

Weighted average common

 shares outstanding                      1,325,000       1,100,000       1,325,000

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM NOVEMBER 22, 1988 (INCEPTION)
                              TO SEPTEMBER 30, 1995
                                   (UNAUDITED)

                                                                         Accumulated
                                           Number           Additional     Deficit
                                            of                Paid         During
                                          Common               in        Development
                                          Shares    Amount   Capital       Stage       Total
                                          ------    ------  ----------   -----------   -----
BALANCE, DECEMBER 21, 1988               500,000    $50    $   950         $(3,750)    $(2,750)

  Stock issued under stock bonus plan    250,000      -          -               -           -

  Stock issued for converted debentures  250,000     25      3,725               -       3,750

  Net Income, 1989                             -      -          -           3,981       3,981
                                       ---------    ---   --------        --------    --------

BALANCE, DECEMBER 31, 1989             1,000,000     75      4,675             231      4,981

  Net loss, 1990                               -      -          -            (981)      (981)
                                       ---------    ---   --------        --------    -------

BALANCE, DECEMBER 31, 1990             1,000,000     75      4,675            (750)     4,000

  Net loss, 1991                               -      -          -          (4,000)    (4,000)
                                       ---------    ---   --------        --------    -------

BALANCE, DECEMBER 31, 1991,

1992 AND 1993                          1,000,000     75      4,675          (4,750)     -

  Stock issued for legal fees            100,000     10      4,990               -      5,000

  Additional paid in capital

      for accounting fees                      -      -      4,272               -      4,272

  Net loss, 1994                               -      -          -          (9,272)    (9,272)
                                       ---------    ---   --------        --------    -------

BALANCE, DECEMBER 31, 1994             1,100,000     85     13,937         (14,022)         -

 Stock issued for directors' fees        225,000      -          -               -          -
                                       ---------    ---   --------        --------    -------
BALANCE, SEPTEMBER 30, 1995            1,325,000    $85   $ 13,937        $(14,022)   $     -
                                       =========    ===   ========        ========    =======

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE PERIOD FROM NOVEMBER 22, 1988 (INCEPTION)
                              TO SEPTEMBER 30, 1995
                                   (UNAUDITED)

                                                                        November 22,
                                                                            1988
                                               Nine Months Ended         (Inception)to
                                            September 30,  September 30,  September 30,
                                                 1995         1994            1995
                                                 ----         ----            ----
NET CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                        $  -            $ -          $(14,022)
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:

    Issuance of stock for services                 -              -             5,000
    Loss on investment                             -              -             2,500
                                                 ---            ---          --------

       Net cash used in operating activities:      -              -            (6,522)
                                                 ---            ---          --------

CASH FLOWS USED IN INVESTING ACTIVITIES:           -              -            (2,500)
                                                 ---            ---          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Additional paid in capital                     -              -             9,022
                                                 ---            ---          --------

Net increase (decrease) in cash                  $ -            $ -          $      -