Form 10-K
period 1995-12-31
CAPITAL ADVISORS ACQUISITION CORP
filed 1996-07-11
CIK 844893

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 1995   Commission File Number: 033-26344

                       CAPITAL ADVISORS ACQUISITION CORP.
             (Exact name of Registrant as specified in its charter)

           Delaware                                     75-2254748
   (State of incorporation)                 (I.R.S. Employer Identification No.)

c/o Tom Hantges
USA Capital Management Group
3900 Paradise Road, Suite 263
      Las Vegas, NV                                        89109
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (702) 734-8721

           Securities Registrant pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                        ---------------------

                 None                                      ------

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.0001 par value)
                         -------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

         At December 31, 1995 there were 1,325,000 shares of the Registrant's Common Stock, $.0001 par value, outstanding. The aggregate market value of shares of Common Stock held by nonaffiliates of the Registrant cannot be determined since there has been no market for such common stock during the past year. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 10% beneficial owners are in fact, affiliates of the Registrant.

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business ......................................................    3
Item 2.    Properties ....................................................    4
Item 3.    Legal Proceedings .............................................    4
Item 4.    Submission of Matters to a Vote of Security Holders ...........    4

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
                    Stockholder Matters ..................................    4
Item 6.    Selected Financial Data .......................................    4
Item 7.    Management Discussion and Analysis of Financial
                    Condition and Results of Operations...................    4
Item 8.    Financial Statements and Supplementary Date ...................    5
Item 9.    Disagreements on Accounting and
                    Financial Disclosures ................................    5

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ............    6
Item 11.   Executive Compensation ........................................    7
Item 12.   Security Ownership of Certain Beneficial Owners
                    and Management .......................................    7
Item 13.   Certain Relationships and Related Transactions ................    8

                                     PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports
                    on Form 8-K ..........................................    9
           Signatures ....................................................    10

                                     PART I.

                                   THE COMPANY

ITEM  1. THE BUSINESS

       GENERAL

       The Registrant was incorporated under the laws of the State of Delaware on November 20, 1988, and issued 500,000 shares of its $.0001 par value Common Stock (the "Common Stock") to TRIM-A-LAWN on January 23, 1989, for $1,000 cash. The Company was organized with a view toward (a) the distribution of the 500,000 shares of the Company's Common Stock to the shareholders of TRIM-A-LAWN and (b) the subsequent search for, location of and combination of the Company with a privately-held business enterprise. The Company has no current business operations, except for the activities of its officers in searching for a potential combination partner. The Company has limited assets and no operating income. Since inception, the costs associated with the company's search for a mergercandidate have been and will be paid by the company, first, and Capital Investment Managers, Inc., on a discretionary basis. The Company's offices are located at at 3900 Paradise Road, Suite 263, Las Vegas, Nevada 89109, and its telephone number is (702) 734-8721.

       The Company proposes to combine with an existing, privately-held company which is profitable and, in Management's view has growth potential (irrespective of the industry in which it is engaged). A Combination may be structured as a merger, consolidation, exchange of the Company's Common Stock for stock or assets or any other form which will result in the combined enterprise's being a publicly-held corporation. The Company will pursue a combination with a company that satisfies its combination suitability standards by advertising in one or more newspapers or magazines to establish contact with, or by otherwise contacting, selected privately-held companies which are profitable and are believed to have growth potential. There are no assurances that Management of the Company will be able to locate a suitable combination partner or that a combination can be structured on terms acceptable to the Company.

       Pending negotiation and consummation of a combination, the Company anticipates that it will have limited business activities, will have no significant sources of revenue and will incur no significant expenses or liabilities not required to be advanced on behalf of the Company by S. Gregory Smith pursuant to his 1989-Employment Agreement. Nevertheless, should necessary funds be available, the Company will engage attorneys, accountants and/or other consultants to evaluate and assist in completing a potential combination.

CAPITAL EXPENDITURES

       The Registrant plans no significant expenditures.

       EMPLOYEES

       At December 31, 1995 the Registrant had no full time employees other than the executive officers listed below.

ITEM 2.  PROPERTIES

       At December 31, 1995 the Registrant did not own property.

ITEM 3.  LEGAL PROCEEDINGS

       The Registrant is not a party to any material legal proceedings, nor to the Registrant's knowledge, are there any other material legal proceedings contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to security holders for a vote during the fourth quarter or the past fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

       There is no established public trading market for the Registrant's Common Stock. As of December 31, 1995, there were 1,325,000 shares of the Registrant's Common Stock outstanding and approximately 423 shareholders of record.

       The Registrant has never declared or paid any cash dividend on its shares of Common Stock., and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

       See the Financial Statements of the Registrant in Item 8.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

       GENERAL

       The Registrant is in the development stage with a view towards combining with an existing, privately-held Registrant which is profitable and, in management's opinion, has growth potential. The Registrant has no significant assets, revenues or expenses; and the Registrant is not expected to have significant operations until a business combination is effected.

       LIQUIDITY AND CAPITAL RESOURCES

       There have been no material changes in the financial condition of the Registrant since its inception, nor is a material change anticipated until the Registrant is able to identify and consummate a business combination.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES ARE ALL SET FORTH AS EXHIBIT "A" ATTACHED HERETO.

       Independent Auditor's Report ................................    Exhibit A, Page 1
       Balance Sheets - December 31, 1995 and December 31, 1994 ....    Exhibit A, Page 2
       Statement of Operations - periods ended December 31, 1995
                and December 31, 1994 ..............................    Exhibit A, Page 3
       Statement of Stockholders' Equity - Period ended
                December 31, 1995, 1994 and 1993 ...................    Exhibit A, page 4
       Statement of Cash Flows - Years ended
                December 31, 1995, 1994 and 1993 ...................    Exhibit A, Page 5
       Notes to Financial Statements ...............................    Exhibit A, Pages 6-7

       All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

       REPORT OF MANAGEMENT

       The financial statements have been prepared by management and have been audited by McBride & Company, the Registrant's independent auditors, whose report follows. The management of the Registrant is responsible for the financial information and representations contained in the financial statements and other sections of the annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. In preparing the financial statements, it is necessary that management make informed estimates and judgments based upon currently available information of the effects of certain events and transactions.

       In meeting its responsibility for the reliability of the financial statements, management depends on the Registrant's system of internal accounting control. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and properly recorded. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Registrant's accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table lists all of the Directors and Executive Officers of the Registrant, and provides certain information concerning each such person, including the number of shares of Common Stock of the Registrant beneficially owned directly or indirectly by such person at the close of business as of December 31, 1995. As of December 31, 1995 there were 1,325,000 shares of the Registrant's Common Stock, $.0001 par value, outstanding.

                                                                    Amount and
                                                     Position        Nature of       Percent
                                                       with         Beneficial         of
       Name                         Age   Since      Registrant      Ownership        Class
       ----                         ---   -----      ----------     ----------        -----

       Thomas A. Hantges            43    1995       President,       80,544           6.07%
                                                     Treasurer
                                                     Director

       Thomas R. Brooksbank1        41    1995       Secretary       200,000          15.09%
                                                     Director

       E. C. Kaufer                       1995       Director         25,000           1.87%
                                    --

- ---------------
NOTES:     1.   Thomas R.  Brooksbank is the principal and owner of Brooksbank &
Associates, the registered owner of 200,000 shares of the Registrant's common stock as set forth above.

      (1)  Principal Occupation

           Thomas A. Hantges - Elected as a Director on March 7, 1995.
Appointed as the President and Treasurer of the Registrant on March 7, 1995 following the resignation by S. Gregory Smith. Mr. Hantges is the President of USA Partners, Inc., which is the General Partner of USA Partners Limited, a Nevada limited partnership which acts as the General Partner of the USA Capital Land Fund Limited Partnership. He is currently the President, Director and 100% owner of USA Commercial Real Estate Group, USA Mortgage Company, Inc., and USA Development, Inc., all Nevada corporations. Mr. Hantges was the President and Treasurer of USA Financial Services of Nevada, Inc. until August 25, 1995. Mr. Hantges, a 29 year resident of Las Vegas, received his B.S. degree in Hotel Administration in 1973 and his Masters Degree in Business Administration in 1979 both from the University of Nevada at Las Vegas. Mr. Hantges has been in the securities industry since 1980. Prior to entering the Securities industry, Mr. Hantges held positions as an assistant hotel manager for the Riviera and Stardust hotels in Las Vegas, Nevada. Mr. Hantges has served as Vice President for Rauscher Pierce Refsnes, Inc., Smith Barney, Prudential Bache Securities all New York Stock Exchange member firms. Mr. Hantges holds both Series 7 and Series 24 licenses issued by the NASD, is licensed with the Insurance Division for the State of Nevada as a broker and a salesman, and is licensed as a corporate broker by the Nevada Real Estate Division. He is also licensed through the Financial

Institutions Division of the State of Nevada Department of Business and Industry as the "qualified employee" for USA Mortgage Company, Inc.

           Thomas R. Brooksbank - Elected as a Director on March 7, 1995. Appointed as Secretary of the Registrant on March 7, 1995 following the resignation by S. Gregory Smith. Mr. Brooksbank is the principal of Brooksbank & Associates, Attorneys at Law, a commercial and financial institution collection law firm; Mr. Brooksbank was admitted to the State Bar of Nevada in 1987 and the State of Bar of Arizona in 1995. Mr. Brooksbank received a Bachelor of Science degree in 1975 from the University of Maryland, DDS in 1981 and his Juris Doctor degree from California Western School of Law in 1986 graduating magna cum laude.

           E. C. Kaufer - Elected as a Director on September 1, 1995 following the resignation of David M. Berkowitz. Mr. Kaufer is a Certified Fraud Examiner and President of Crisis Management Inc., a fraud detection and financial recovery firm. Mr. Kaufer's concentration has been in the institutional creditor area. Mr. Kaufer received a degree in Finance and Marketing from the Northern Arizona University in 1969 and an MBA from Northern Arizona University in 1973.

ITEM 11.   EXECUTIVE COMPENSATION

       COMPENSATION OF OFFICERS

       No executive officer of the Registrant received any compensation during the fiscal year ended December 31, 1995.

       EMPLOYMENT CONTRACTS/STOCK INCENTIVE PLANS

       No employment contracts or stock incentive plans were adopted or granted by the Registrant during the fiscal year ended December 31, 1995.

       COMPENSATION OF DIRECTORS

       There were no regular meetings of the Board of Directors and no director of the Registrant received any compensation during the fiscal year ended December 31, 1995.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

       The following table sets forth information, to the extent known by the Registrant, as to the persons and companies who owned beneficially more than five percent (5%) of the outstanding shares of the Common Stock of the Registrant at the close of business on December 31, 1995, and the beneficial ownership of the Registrant, as a group, as of such date. The number of shares held by each Director is set forth in Item 10 hereinabove.

                              Amount and Nature of

Name and Address               Beneficial Ownership          Percent of Class
- ----------------               --------------------          ----------------
Brooksbank & Associates              200,000                      15.09%
4420 Euclid Avenue
Las Vegas, NV 89121

Capital Investment(1)                155,815                      11.76%
Managers, Inc.

George G. Chachas                    100,000                       7.55%
4130-75 Porte De Merano
San Diego, CA 92122

S. Gregory  Smith                     81,024                       6.11%
1320 S. University Drive
Suite 8
Fort Worth, Texas 76107

Whalen & Russo Family Trust           93,348                       7.04%
DTD Nov. 6 1985 Trust
P.O. Box 139
Blue Diamond, NV 89004

David M. Berkowitz                    80,544                       6.07%
8713 Double Eagle Drive
Las Vegas, NV 89117

Thomas A. Hantges(2)                  80,544                       6.07%
8713 Double Eagle Drive
Las Vegas, NV 89117

All Directors and officers           305,544                      23.06%
as a Group (Three [3] Persons)

- ---------------
NOTES:     1.   Capital Investment Managers, Inc., is controlled by S. Gregory
Smith, the President and Director of the Registrant as of December 31, 1994.

           2. The Hantges Children's Education Trust is the beneficial owner of 12,806 shares of the common stock of the Registrant. These shares are separate and distinct from those owned by Thomas A Hantges. The Hantges Education Trusts is an Irrevocable Trust with an independent third party Trustee, Helen Miller. Thomas A. Hantges does not have direct or indirect control over the 12,806 shares beneficially owned by the Trust.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

       (a) Documents filed as a part of this report:

       (1) Financial Statements and Supplementary Data:

           The financial statements filed as a part of this report are attached hereto as Exhibit 1, and are listed in the "Index to Financial Statements" at
Item 8.

       (2) Financial Statements Schedules:

           The financial statements schedules filed as a part of this report are attached as Exhibit 1 and are listed in the "Index to Financial Statements" at
Item 8.

       (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

                                       CAPITAL ADVISORS ACQUISITION CORP.
                                                 (REGISTRANT)

 Date: July 1, 1996                         \s\ Thomas Hantges
                                            ------------------------------------
                                            By: Thomas Hantges
                                                President

Date: July 1, 1996                          \s\ Thomas R. Brooksbank
                                            ------------------------------------
                                            By: Thomas R. Brooksbank
                                                Chief Financial Officer

                       CAPITAL ADVISORS ACQUISITION CORP.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1995, AND 1994
                         (WITH AUDITORS' REPORT THEREON)

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Capital Advisors Acquisition Corp.
Fort Worth, Texas

We have audited the accompanying balance sheets of Capital Advisors Acquisition Corp. (a Delaware corporation in the development stage), as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows as of December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders' equity and cash flows of Capital Advisors Acquisition Corp. as of December 31, 1991 and from November 22, 1988 (inception), were audited by other auditors whose report dated February 29, 1992, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Advisors Acquisition Corp. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                             MCBRIDE & REEVES CPA'S



April 13, 1996
Las Vegas, Nevada

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994


                                                        1995            1994
                                                      --------        --------
Assets
- ------

Cash                                                  $   --          $   --
                                                      --------        --------

    Total Assets                                      $   --          $   --
                                                      ========        ========


Liabilities and Stockholders' Equity
- ------------------------------------

Stockholders' Equity:
   Preferred stock, $1.00 par value,
     1,000,000 shares authorized, none
     issued & outstanding                                 --              --

   Common stock, $.0001 par value,
     50,000,000 shares authorized,
     1,325,000 issued & outstanding                   $     85        $     85


   Additional paid-in capital                           13,937          13,937

   Deficit accumulated during development stage        (14,022)        (14,022)
                                                      --------        --------

    Total liabilities and stockholders' equity        $   --          $   --
                                                      ========        ========




    The accompanying notes are an integral part of the financial statements.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993 AND
               FOR THE PERIOD FROM NOVEMBER 22, 1988 (INCEPTION),
                              TO DECEMBER 31, 1995

                                                                                            November 22,
                                                                                               1988
                                                                                          (Inception) to
                                                                                            December 31,

                                           1995             1994              1993             1995
                                         ---------       -----------        ---------       -----------

Revenue                                  $    --         $      --          $    --         $     4,100

Expenses:
   General and administrative                 --               9,272             --              15,622
   Loss on investment transactions            --                --               --               2,500
                                         ---------       -----------        ---------       -----------
      Net loss                           $    --         $    (9,272)       $    --         $   (14,022)
                                         =========       ===========        =========       ===========
Net loss per common share                $    --         $     (.008)       $    --         $     (.010)
                                         =========       ===========        =========       ===========
Weighted average common
 shares outstanding                      1,325,000         1,100,000        1,000,000         1,325,000
                                         =========       ===========        =========       ===========




    The accompanying notes are an integral part of the financial statements.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993 AND
               FOR THE PERIOD FROM NOVEMBER 22, 1988 (INCEPTION),
                              TO DECEMBER 31, 1995

                                                                                            Accumulated
                                               Number                       Additional        Deficit
                                                 of                            Paid           During
                                               Common                           in          Development
                                               Shares          Amount         Capital          Stage            Total
                                             ---------       ---------       ---------       ---------        ---------

Balance December 21, 1988                      500,000       $      50       $     950       $  (3,750)       $  (2,750)

  Stock issued under stock bonus
    plan (Note 3)                              250,000            --              --              --               --

  Stock issued for converted
  debentures (Note 2)                          250,000              25           3,725            --              3,750

  Net Income 1989                                 --              --              --             3,981            3,981
                                             ---------       ---------       ---------       ---------        ---------

Balance December 31, 1989                    1,000,000              75           4,675             231            4,981

  Net loss 1990                                   --              --              --              (981)            (981)
                                             ---------       ---------       ---------       ---------        ---------

Balance December 31, 1990                    1,000,000              75           4,675            (750)           4,000

  Net loss 1991                                   --              --              --            (4,000)          (4,000)
                                             ---------       ---------       ---------       ---------        ---------

Balance December 31, 1991                    1,000,000              75           4,675          (4,750)            --

  Net loss 1992 and 1993                          --              --              --              --               --

  Stock issued for legal fees (Note 4)         100,000              10           4,990            --              5,000

  Additional paid in capital
      for accounting fees (Note 4)                --              --             4,272            --              4,272

  Net loss 1994                                   --              --              --            (9,272)          (9,272)
                                             ---------       ---------       ---------       ---------        ---------
Balance December 31, 1994                    1,100,000              85          13,937         (14,022)            --

  Stock issued for directors' fees             225,000            --              --              --               --
                                             ---------       ---------       ---------       ---------        ---------

Balance at December 31, 1995                 1,325,000       $      85       $  13,937       $ (14,022)       $    --
                                             =========       =========       =========       =========        =========




    The accompanying notes are an integral part of the financial statements.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993, AND
               FOR THE PERIOD FROM NOVEMBER 22, 1988 (INCEPTION),
                              TO DECEMBER 31, 1995

                                                                                                     November 22,
                                                                                                        1988
                                                                                                   (Inception) to
                                                                                                     December 31,
                                                         1995           1994             1993           1995
                                                      ---------       --------        ---------       --------

Net Cash flows from operating activities:
Net Loss                                              $    --         $ (9,272)       $    --         $(14,022)
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Issuance of stock for services                         --            5,000             --            5,000
    Loss on investment                                     --             --               --            2,500
                                                      ---------       --------        ---------       --------

       Net cash used in operating activities:              --           (4,272)            --           (6,522)

Cash flows from (used in) investing activities:            --             --               --           (2,500)

Cash flows from financing activities:
    Additional paid in capital                             --            4,272             --            9,022
                                                      ---------       --------        ---------       --------

Net increase (decrease) in cash                       $    --         $   --          $    --         $   --
                                                      =========       ========        =========       ========




    The accompanying notes are an integral part of the financial statements.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTE TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


(1)  Summary of Organization and Significant Accounting Policies

     (a) Organization

           The Company was organized as a Delaware corporation on November 22, 1988.

           On January 30, 1989, the Company was registered (Form S-1) with the Securities and Exchange Commission, file number 033-26344.

           From the date of inception, through the registration with the Securities and Exchange Commission, through December 31, 1995 the Company has had minimal business operations.

     (b) Capital Stock

           The authorized, issued and outstanding shares of capital stock at December 31, 1995, were as follows:

           Preferred stock; $1.00 par value; 1,000,000 shares authorized, none issued and outstanding.

           Common Stock; $.0001 par value; authorized 50,000,000 shares; 1,325,000 shares issued and outstanding.

     (c) Earnings Per Share

           Earnings per share of common stock was computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year (1,325,000 shares).

     (d) Dividends Per Share

           No dividends have been paid as of December 31, 1995.

(2)  Convertible Debentures

     On December 31, 1988, the Company issued to Capital Investment Managers, Inc., an affiliate of each of the officers of the Company by common ownership, 8% convertible debentures totaling $3,750. The debentures were exercised March 7, 1989 and were converted to common stock of the Company at a conversion rate of $.015 in common stock value per each $1.00 in debenture. The conversion resulted in the issuance of an additional 250,000 shares of common stock of the Company.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTE TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


(3)  Stock Bonus Plan

     The Company has established a Stock Bonus Plan for the benefit of its employees. The plan allows for the award of a maximum of 750,000 common shares of the Company in any one year. On December 25, 1988, the Company provided 250,000 shares of common stock to officers of the Company. No other stock bonus awards have occurred through December 31, 1994.

(4)  Related Party Transactions

     There are certain operating costs incurred by the Company that were paid directly by stockholders for the Company. These costs are de minimis and the parties paying the costs do not intend to be repaid or reimbursed by the Company. The expenses paid by related parties for 1994 amounted to $4,272 and is recorded as additional paid in capital.

     In addition, their were certain operating costs incurred by the Company that were paid for with the issuance of common stock. 100,000 shares of common stock were issued in exchange for legal services in the amount of $5,000.

     During 1995, The Company issued 225,000 shares of common stock for directors' fees. The transaction was recorded at The Companys' market value of the shares of zero.

(5)  Liquidation of Subsidiary

     During the year ended December 31, 1991, the Company liquidated its investment in Continental Commerce Corporation, another development stage company. The transaction resulted in a loss on the investment of $2,500 and cash received of $1,500. The cash proceeds were distributed to shareholders for reimbursement of various professional fees paid on behalf of the Company.

(6)  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.