Form 10-Q
period 1996-03-31
CAPITAL ADVISORS ACQUISITION CORP
filed 1996-07-26
CIK 844893

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         / X / QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED:   MARCH 31, 1996;  OR

         /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD_______TO______

         COMMISSION FILE NUMBER:  33-26344


                       CAPITAL ADVISORS ACQUISITION CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                           75-2254748
- -------------------------------                       --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


3900 Paradise Road, Suite 263, Las Vegas, Nevada                    89109
- ------------------------------------------------              ------------------
(Address of principal executive offices)                          (Zip Code)

                                 (702) 734-8721
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
           -----------------------------------------------------------
          (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

         On March 31, 1996, there were 1,325,000 shares of the registrant's Common Stock, $.0001 par value, outstanding.

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations and changes in its financial position from inception through March 31, 1996 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                        March. 31,       Dec. 31,
                                                           1996            1995
                                                       -----------       --------
                                                       (Unaudited)

Assets
- ------

Cash                                                     $   --          $   --
                                                         --------        --------

         Total Assets                                    $   --          $   --
                                                         ========        ========


Liabilities and Stockholders' Equity
- ------------------------------------

Stockholders' Equity:
      Preferred stock, $1.00 par value
         1,000,000 shares authorized, none
         issued & outstanding
     Common stock, $.0001 par value 50,000,000
         shares authorized, 1,325,000 issued
         & outstanding                                   $     85        $     85

      Additional paid-in capital                         $ 13,937        $ 13,937

      Deficit accumulated during development stage        (14,022)        (14,022)
                                                         --------        --------

      Total liabilities and stockholders' equity         $   --          $   --
                                                         ========        ========



Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE PERIOD FROM NOVEMBER 22, 1988 (INCEPTION)
                                TO MARCH 31, 1996
                                   (UNAUDITED)

                                                                          November 22,
                                                                              1988
                                             Three Months Ended          (Inception) to
                                         March 31,         March 31,        March 31,
                                            1996              1995            1996
                                         ---------       -----------       -----------


REVENUES:                                $    --         $      --         $     4,100
                                         ---------       -----------       -----------

EXPENSES:
  General and administrative                  --                --              15,622
   Loss on investment transactions            --                --               2,500
                                         ---------       -----------       -----------

   Net loss                              $    --         $      --         $   (14,022)
                                         =========       ===========       ===========



Net loss per common share                $    --         $      --         $     (.010)
                                         =========       ===========       ===========

Weighted average common
  shares outstanding                     1,325,000         1,100,000         1,325,000
                                         =========       ===========       ===========

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM NOVEMBER 22, 1988 (INCEPTION)
                                TO MARCH 31, 1996
                                   (UNAUDITED)

                                                                                             ACCUMULATED
                                                NUMBER                       ADDITIONAL        DEFICIT
                                                  OF                            PAID           DURING
                                                COMMON                           IN          DEVELOPMENT
                                                SHARES         AMOUNT          CAPITAL          STAGE            TOTAL
                                              ---------       ---------       ---------       ---------        ---------

BALANCE, DECEMBER 31, 1988                      500,000              50             950          (3,750)          (2,750)

  Stock issued under stock bonus plan           250,000            --              --              --               --

  Stock issued for converted debentures         250,000              25           3,725            --              3,750

  Net Income 1989                                  --              --              --             3,981            8,981
                                              ---------       ---------       ---------       ---------        ---------


BALANCE, DECEMBER 31, 1989                    1,000,000              75           4,675             231            4,981

   Net loss, 1990                                  --              --              --              (981)            (981)
                                              ---------       ---------       ---------       ---------        ---------

BALANCE, DECEMBER 31, 1990                    1,000,000              75           4,675            (750)           4,000

   Net loss, 1991                                  --              --              --            (4,000)          (4,000)
                                              ---------       ---------       ---------       ---------        ---------

BALANCE, DECEMBER 31, 1991,
1992 AND 1993                                 1,000,000              75           4,675          (4,750)            --

  Stock issued for legal fees                   100,000              10           4,990            --              5,000

  Additional paid in capital
    for accounting fees                            --              --             4,272            --              4,272

  Net loss, 1994                                   --              --              --            (9,272)          (9,272)
                                              ---------       ---------       ---------       ---------        ---------


BALANCE, DECEMBER 31, 1994                    1,100,000              85          13,937         (14,022)            --

  Additional paid in Capital
    issued for directors' fees                  225,000            --              --              --               --
                                              ---------       ---------       ---------       ---------        ---------

BALANCE DECEMBER 31, 1995                     1,325,000              85          13,937         (14,022)            --

  Net loss, 1996                                   --              --              --              --               --
                                              ---------       ---------       ---------       ---------        ---------



BALANCE, MARCH 31, 1996                       1,325,000       $      85       $  13,937       $ (14,022)       $    --
                                              =========       =========       =========       =========        =========

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE PERIOD FROM NOVEMBER 22, 1988 (INCEPTION)
                                TO MARCH 31, 1996
                                   (UNAUDITED)


                                                                                November 22,
                                                                                    1988
                                                      Three Months Ended       (Inception) to
                                                   March 31,      March 31,       March 31,
                                                     1996            1995           1996
                                                   --------       ---------       --------

NET CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                           $   --         $    --         $(14,022)
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Issuance of stock for cash and services             --              --            5,000
   Loss on investments                                 --              --            2,500
                                                   --------       ---------       --------

     Net cash used in operating activities             --              --           (6,522)
                                                   --------       ---------       --------

CASH FLOWS USED IN INVESTING ACTIVITIES:               --              --           (2,500)
                                                   ========       =========       ========

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional paid in capital                          --              --            9,022
                                                   ========       =========       ========

  Net increase (decrease) in cash                  $   --         $    --         $   --
                                                   ========       =========       ========

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  No exhibits have been filed with this Form 10-Q.

         (b) No other reports on Form 8-K were filed during the last quarter of the period covered.

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

                                            CAPITAL ADVISORS ACQUISITION CORP.
                                                      (REGISTRANT)


Date: July 10, 1996                              \s\ Thomas Hantges
                                                 -------------------------------
                                                 By: Thomas Hantges
                                                    President




Date: July 10, 1996                              \s\ Thomas R. Brooksbank
                                                 -------------------------------
                                                 By: Thomas R. Brooksbank
                                                    Chief Financial Officer