Form 10-Q
period 1996-06-30
CAPITAL ADVISORS ACQUISITION CORP
filed 1996-07-26
CIK 844893

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED: JUNE 30, 1996; OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD _________ TO __________

         COMMISSION FILE NUMBER: 33-26344

                       CAPITAL ADVISORS ACQUISITION CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                                75-2254748
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


4180 LA JOLLA VILLAGE DRIVE, SUITE 500, LA JOLLA, CA 92037          92037
(Address of principal executive offices)                         (Zip Code)

                                 (619) 457-3800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             3900 PARADISE ROAD, SUITE 263, LAS VEGAS, NEVADA, 89109
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         On June 30, 1996, there were 1,325,000 shares of the registrant's Common Stock, $.0001 par value, outstanding.

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations and changes in its financial position from inception through June 30, 1996 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                          June 30,            Dec. 31,
                                                           1996                1995
                                                         ----------           --------
                                                         (Unaudited)
Assets
- ------

Cash                                                      $    --              $     --
                                                          -------              --------
         Total Assets                                     $    --              $     --
                                                          -------              --------

Liabilities and Stockholders' Equity
- ------------------------------------

Accrued Liabilities                                       $ 5,048              $     --
                                                          -------              --------


                  Total Liabilities                       $ 5,048              $     --
                                                          -------              --------

Stockholders' Equity:
      Preferred stock, $1.00 par value
         1,000,000 shares authorized, none
         issued & outstanding
      Common stock, $.0001 par value 50,000,000
         shares authorized, 1,325,000 issued
         & outstanding                                    $    85              $     85

      Additional paid-in capital                          $13,937              $ 13,937
                                                                               --------

      Deficit accumulated during development stage        (19,070)              (14,022)
                                                          -------              --------

                                                          $ 5,048              $     --
                                                          -------              --------

      Total liabilities and stockholders' equity          $    --              $     --
                                                          =======              ========


Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE PERIOD FROM NOVEMBER 22, 1988 (INCEPTION)
                                TO JUNE 30, 1996
                                   (UNAUDITED)

                                                                            November 22,
                                                                                 1988
                                                Six Months Ended           (Inception) to
                                           June 30,           June 30,         June 30,
                                             1996               1995             1996
                                          -----------        ---------       -----------
REVENUES:                                 $    -            $     -          $     4,100
                                          -----------       ----------       -----------
EXPENSES:
   General and administrative             $    5,048              -               20,670
    Loss on investment transactions            -                  -                2,500
                                          ----------        ----------       -----------

      Net loss                            $   (5,048)       $     -          $   (19,070)
                                          ----------        ----------       ------------

Net loss per common share                 $   (.003)        $     -          $     (.014)
                                          ----------        ----------       ------------

Weighted average common
    shares outstanding                     1,325,000         1,100,000         1,325,000
                                          ==========        ==========       ===========

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM NOVEMBER 22, 1988 (INCEPTION)
                                TO JUNE 30, 1996
                                   (UNAUDITED)

                                                                                         ACCUMULATED
                                               NUMBER                     ADDITIONAL       DEFICIT
                                                 OF                          PAID          DURING
                                               COMMON                         IN         DEVELOPMENT
                                               SHARES         AMOUNT        CAPITAL         STAGE           TOTAL
                                             ---------      ---------      ---------      ---------       ---------
BALANCE, DECEMBER 31, 1988                     500,000             50            950         (3,750)         (2,750)

  Stock issued under stock bonus plan          250,000             --             --             --              --

  Stock issued for converted debentures        250,000             25          3,725             --           3,750

  Net Income 1989                                   --             --             --          3,981           8,981
                                             ---------      ---------      ---------      ---------       ---------

BALANCE, DECEMBER 31, 1989                   1,000,000             75          4,675            231           4,981

   Net loss, 1990                                   --             --             --           (981)           (981)
                                             ---------      ---------      ---------      ---------       ---------

BALANCE, DECEMBER 31, 1990                   1,000,000             75          4,675           (750)          4,000

   Net loss, 1991                                   --             --             --         (4,000)         (4,000)
                                             ---------      ---------      ---------      ---------       ---------

BALANCE, DECEMBER 31, 1991,
1992 AND 1993                                1,000,000             75          4,675         (4,750)             --

  Stock issued for legal fees                  100,000             10          4,990             --           5,000

  Additional paid in capital
    for accounting fees                             --             --          4,272             --           4,272

  Net loss, 1994                                    --             --             --         (9,272)         (9,272)
                                             ---------      ---------      ---------      ---------       ---------

BALANCE, DECEMBER 31, 1994                   1,100,000             85         13,937        (14,022)             --

  Additional paid in Capital
    issued for directors' fees                 225,000             --             --             --              --
                                             ---------      ---------      ---------      ---------       ---------

BALANCE DECEMBER 31, 1995                    1,325,000             85         13,937        (14,022)             --

  Net loss, 1996                                    --             --             --         (5,048)         (5,048)
                                             ---------      ---------      ---------      ---------       ---------

BALANCE, JUNE 30, 1996                       1,325,000      $      85      $  13,937      $ (19,022)      $  (5,048)
                                             =========      =========      =========      =========       =========

                       CAPITAL ADVISORS ACQUISITION CORP.
              (A DEVELOPMENT STAGE COMPANY)STATEMENTS OF CASH FLOWS
                FOR THE PERIOD FROM NOVEMBER 22, 1988 (INCEPTION)
                                TO JUNE 30, 1996
                                   (UNAUDITED)

                                                                              November 22,
                                                                                  1988
                                                     Six Months Ended        (Inception) to
                                                  June 30,       June 30,       June 30,
                                                    1996           1995           1996
                                                  --------       ---------      --------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                          $ (5,048)      $    --        $(19,070)
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Issuance of stock for cash and services            --              --           5,000
   Loss on investments                                --              --           2,500
                                                  --------       ---------      --------
   Increase (decrease) in:
   Accrued payables                                  5,048            --           5,048
                                                  --------       ---------      --------

     Net cash used in operating activities            --              --          (6,522)
                                                  --------       ---------      --------

CASH FLOWS USED IN INVESTING ACTIVITIES:              --              --           2,500
                                                  --------       ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock and debenture issues           --              --           9,022
                                                  --------       ---------      --------

  Net increase (decrease) in cash                 $   --         $    --        $   --
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

                                              CAPITAL ADVISORS ACQUISITION CORP.
                                                          (REGISTRANT)


Date: July 24, 1996                                \S\ Thomas Hantges
                                                   ------------------
                                                   By: Thomas Hantges
                                                       President




Date: July 24, 1996                                \S\ Thomas R. Brooksbank
                                                   ------------------------
                                                   By: Thomas R. Brooksbank
                                                       Chief Financial Officer