Form 10-Q
period 1996-09-30
CAPITAL ADVISORS ACQUISITION CORP
filed 1996-11-12
CIK 844893

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended:   September 30, 1996;  or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number:  33-26344

                       CAPITAL ADVISORS ACQUISITION CORP.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    Delaware                                           75-2254748
----------------------------                      ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identifciation No.)

4180 La Jolla Village Drive, Suite 500, La Jolla, CA                     92037
-----------------------------------------------------             -------------
 (Address of principal executive offices)                           (Zip Code)

                                 (619) 457-3800
               --------------------------------------------------
              (Registrant's telephone number, including area code)

             3900 Paradise Road, Suite 263, Las Vegas, Nevada, 89109
          ----------------------------------------------------------
         (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On September 30, 1996, there were 1,475,000 shares of the registrant's Common Stock, $.0001 par value, outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations and changes in its financial position from inception through September 30, 1996 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A Development Stage Company)
                                 Balance Sheets

                                                  September 30,       Dec. 31,
                                                     1996              1995
                                                  ------------       ----------
                                                 (Unaudited)
Assets
------

Cash                                              $    --             $    --
                                                  -----------         ----------
 Total Assets                                     $    --             $    --
                                                  -----------         ----------

Liabilities and Stockholders' Equity
------------------------------------

Accrued Liabilities                               $    6,578          $    --
Due to related party                              $      281          $    --
                                                  -----------         ---------

         Total Liabilities                        $    6,859          $    --
                                                  -----------         ---------
Stockholders' Equity:
     Preferred stock, $1.00 par value
          1,000,000 shares authorized, none
          issued & outstanding                            -                 -

     Common stock, $.0001 par value 50,000,000
          shares authorized, 1,475,000 issued
          & outstanding                           $     100           $     85

     Additional paid-in capital                   $  15,422           $ 13,937

     Deficit accumulated during
     development stage                           (   22,381)          ( 14,022)
                                                  ----------          ---------

                                                 (    6,859)          (    --  )
                                                 -----------          ----------

Total liabilities and stockholders' equity        $     --            $    --
                                                  ===========         =========


     Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements.

                                       3

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A Development Stage Company)
                            Statements of Operations
                For the Period from November 22, 1988 (inception)
                              to September 30, 1996
                                   (Unaudited)


                                                                   November 22,
                                                                       1988
                                       Nine Months Ended         (Inception) to
                                   September 30,    September 30,  September 30,
                                       1996             1995          1996
                                   -------------    -------------  -------------
Revenues:                          $     --         $     --       $   4,100
                                   -------------    -------------  -------------

Expenses:
  General and administrative       $   8,359              --          23,981
  Loss on investment transactions        --               --           2,500
                                   -------------    -------------  -------------

  Net loss                         $(  8,359  )     $     --       $( 22,381)
                                   -------------    -------------  ------------

Net loss per common share          $(   .006  )     $     --       $(   .015)
                                   -------------    -------------  ------------

Weighted average common
    shares outstanding             1,475,000        1,325,000      1,475,000
                                   =============    =============  ============


                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                For the Period From November 22, 1988 (inception)
                              to September 30, 1996
                                   (Unaudited)

                                                             Accumulated
                          Number               Additional      Deficit
                           of                    Paid          During
                         Common                   in         Development
                         Shares     Amount      Capital        Stage      Total
                         ------     -------     --------      ----------   ------
Balance,
December 31, 1988        500,000      50         950         ( 3,750)   ( 2,750)

Stock issued under
stock bonus plan         250,000       -          -               -          -

Stock issued for
converted debentures     250,000      25        3,725             -       3,750

 Net Income 1989             -         -           -           3,981      3,981
                         -------    -------     -------       ---------   ------

Balance,
December 31, 1989      1,000,000      75        4,675            231      4,981

 Net loss, 1990              -         -           -         (   981 )   (  981)
                        --------    -------     -------       ---------  -------

Balance,
December 31, 1990      1,000,000      75        4,675        (   750 )    4,000

 Net loss, 1991              -         -           -         ( 4,000 )  ( 4,000)
                        --------    -------     -------       ---------  -------

Balance, December 31,
1991, 1992 and 1993    1,000,000      75        4,675        ( 4,750 )       -

 Stock issued for
 legal fees              100,000      10        4,990             -       5,000

 Additional paid in
 capital for accounting
 fees                        -         -        4,272             -       4,272

 Net loss, 1994              -         -           -         ( 9,272 )  ( 9,272)
                        --------    --------    -------      ---------   -------

Balance,
December 31, 1994      1,100,000      85        13,937       (14,022 )       -

Additional paid in
Capital issued for
directors' fees          225,000       -           -              -          -
                       ---------    --------    -------       --------   -------

Balance
December 31, 1995      1,325,000      85        13,937       (14,022 )       -

Stock issued July
27, 1996                 150,000      15         1,485            -       1,500

Net loss, 1996               -         -           -         ( 8,359 )  ( 8,359)
                       ---------     -------    -------      ---------   -------

Balance,
September 30, 1996     1,475,000    $ 100       $15,422     $(22,381)   $(6,859)
                       =========    ========    =======      =========   =======

                                    5

                       CAPITAL ADVISORS ACQUISITION CORP.
              (A Development Stage Company)Statements of Cash Flows
                For the Period from November 22, 1988 (inception)
                              to September 30, 1996
                                   (Unaudited)


                                                                   November 22,
                                                                      1988
                                       Nine Months Ended         (Inception) to
                                   September 30,  September 30,   September 30,
                                        1996           1995           1996
                                    -------------  ------------    -------------
Net Cash Flows from Operating
Activities:
Net Loss                           $(  8,359)     $     -         $( 22,381)
Adjustments to reconcile net
income to net cash provided by
operating activities:
 Issuance of stock
   for cash and services               1,500            -             6,500
   Loss on investments                   -              -             2,500
   Increase (decrease) in:
   Accrued payables                    6,578            -             6,578
   Due to related party                  281            -               281
                                   -------------  ------------    -------------

 Net cash used in operating
 activities                              -              -          (  6,522)

Cash flows used in investing
activities:                              -              -          (  2,500)

Cash flows from financing activities:
 Proceeds from stock
 and debenture issues                    -              -             9,022
                                   -------------  ------------    -------------

Net increase (decrease) in cash    $     -        $     -         $      -
                                   -------------  ------------    -------------

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

                                             CAPITAL ADVISORS ACQUISITION CORP.
                                                          (Registrant)



Date: November 8, 1996                       /s/ Thomas R. Brooksbank
                                             ------------------------
                                             By: Thomas R. Brooksbank
                                             Its:  President and
                                                   Chief Financial Officer



Date: November 8, 1996                       /s/ George G. Chachas
                                             ---------------------
                                             By: George G. Chachas
                                             Its: Secretary