Form 10-K/A
period 1996-12-31
CAPITAL ADVISORS ACQUISITION CORP
filed 1997-05-09
CIK 844893

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

     (5)  Proposal  No. 5 was to ratify  and  approve a one (1) for one  hundred
(100) reverse split of the shares of the Common Stock of the Registrant effective on the seventh day following the Annual Meeting of Shareholders. The shareholders approved and adopted proposal no. 5 with 1,084,003 votes cast in favor of said proposal, no votes cast against said proposal and 50,000 votes abstaining. The one (1) for 100 reverse split of the issued and outstanding shares of Common Stock of the Registrant became effective on the close of business on November 5, 1996.

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


                                              Capital Advisors Acquisition CORP.
                                                          (Registrant)


 Date: May 8, 1997                                /S/ Thomas R. Brooksbank
                                                  -----------------------------
                                                  By:  Thomas R. Brooksbank
                                                  Its: President and
                                                       Chief Financial Officer



Date: May 8, 1997                                 /S/ George G. Chachas
                                                  -----------------------------
                                                  By:  George G. Chachas
                                                  Its: Secretary