Form 10-Q
period 1997-06-30
CAPITAL ADVISORS ACQUISITION CORP
filed 1997-07-25
CIK 844893

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended:   June 30, 1997;  or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On June 30, 1997, there were 3,519,777 shares of the registrant's Common Stock, $.0001 par value, outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations and changes in its financial position from inception through June 30, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A Development Stage Company)
                                 Balance Sheets

                                                  June 30,           Dec. 31,
                                                     1997              1996
                                                  ------------       ----------
                                                 (Unaudited)
Assets
------

Cash                                              $       38           $  1,858
                                                  -----------         ----------
 Total Assets                                     $       38           $  1,858
                                                  -----------         ----------

Liabilities
-----------

Accrued Liabilities                               $      200           $    460
                                                  -----------         ---------
Stockholders' Equity
--------------------

Common Stock, $.0001 par value 60,000,000
     shares authorized, 3,519,777
     issued & outstanding                         $      500           $    500

     Additional paid-in capital                   $   95,022           $ 95,022

     Deficit accumulated during
     development stage                            (   95,684)         (  94,124)
                                                  ----------          ---------

                                                   (     162)             1,398
                                                  -----------         ----------

Total liabilities and stockholders' equity        $       38          $   1,858
                                                  ===========         ==========


     Note:The balance sheet at December 31, 1996 has been taken from the audited financial statements.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A Development Stage Company)
                            Statements of Operations
                For the Period from November 22, 1988 (inception)
                              to June 30, 1997
                                   (Unaudited)


                                                                   November 22,
                                                                       1988
                                       Six Months Ended         (Inception)to
                                     June 30,         June 30,      June 30,
                                       1997             1996          1997
                                   -------------    -------------  ------------
Revenues:                          $     --         $     --       $   4,100
                                   -------------    -------------  ------------

Expenses:
  General and administrative       $     1,560            5,048       97,284
  Loss on investment transactions        --               --           2,500
                                   -------------    -------------  ------------

Net loss before income
     tax benefit                   (     1,560 )    (     5,048 )  (   95,684 )
                                   -------------    -------------  ------------

     Income tax benefit                  --               --             --
                                   -------------    -------------  ------------

Net loss                          $(     1,560 )    $(    5,048 )  $(  95,684 )
                                   -------------    -------------  ------------

Net loss per common share          $(     .000 )    $(     .381 )  $(     .027)
                                   -------------    -------------  ------------

Weighted average common shares
  outstanding
 (as restated for 1996)              3,519,777          13,250        3,519,777
                                   =============    =============  ============


                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                For the Period From November 22, 1988 (inception)
                              to June 30, 1997
                                  (Unaudited)

                                                             Accumulated
                          Number               Additional      Deficit
                           of                    Paid          During
                         Common                   in         Development
                         Shares     Amount      Capital        Stage      Total
                         ------     -------     --------      ---------- ------
Balance,
December 21, 1988        500,000    $ 50        $950        $( 3,750)  $( 2,750)

Stock issued under
stock bonus plan         250,000       -          -               -          -

Stock issued for
converted debentures     250,000      25        3,725             -       3,750

 Net Income 1989             -         -           -           3,981      3,981
                         -------    -------     -------       ---------   ------

Balance,
December 31, 1989      1,000,000      75        4,675            231      4,981

 Net loss, 1990              -         -           -         (   981 )   (  981)
                        --------    -------     -------       ---------  -------

Balance,
December 31, 1990      1,000,000      75        4,675        (   750 )    4,000

 Net loss, 1991              -         -           -         ( 4,000 )  ( 4,000)
                        --------    -------     -------       ---------  -------
Balance, December 31,
1991, 1992 and 1993    1,000,000      75        4,675        ( 4,750 )       -

 Stock issued for
 legal fees              100,000      10        4,990             -       5,000

 Additional paid in
 capital for accounting
 fees                        -         -        4,272             -       4,272

Net loss, 1994               -         -           -         ( 9,272 )  ( 9,272)
                        --------    --------    -------      ---------   -------
Balance,
December 31, 1994      1,100,000      85        13,937       (14,022 )       -

Stock issued for
directors' fees          225,000       -           -              -          -
                       ---------    --------    -------       --------   -------

Balance
December 31, 1995      1,325,000      85        13,937       (14,022 )       -

Stock issued for legal
and accounting fees      150,000      15         1,485            -       1,500

Stock issued for cash    500,000      50         9,950            -      10,000

Stock reverse split   (1,955,223)      -           -              -          -

Stock issued for legal
and accounting fees    3,500,000     350        69,650            -      70,000

Net loss, 1996               -         -           -         ( 80,102) ( 80,102)
                       ---------     -------    -------      ---------   -------
Balance,
December 31, 1996      3,519,777      500        95,022      (94,124)     1,398

Net loss 1997                -         -           -         ( 1,560)   ( 1,560)
                       ---------     -------    -------      ---------   -------
Balance
June 30, 1997          3,519,777    $ 500       $95,022      $(95,684)  $(  162)
                       =========    ========    =======      =========   =======

                                        5

                       CAPITAL ADVISORS ACQUISITION CORP.
              (A Development Stage Company)Statements of Cash Flows
                For the Period from November 22, 1988 (inception)
                              to June 30, 1997
                                   (Unaudited)

                                                                   November 22,
                                                                       1988
                                       Six Months Ended          (Inception)to
                                     June 30,         June 30,      June 30,
                                       1997             1996          1997
                                   -------------   -------------  ------------
Net Cash Flows from Operating
Activities:
Net Loss                           $(    1,560)    $(    5,048)    $(  95,684)
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Increase in accrued liabilities   (      260)          5,048            200
  Issuance of stock for services          -              -             76,500
  Loss on investment                      -              -              2,500
                                   -------------   -------------  ------------
 Net cash used in operating
 activities                         (     1,820)         -          (  16,484)
                                   -------------   -------------  ------------

Cash flows used in investing
activities:                               -              -          (   2,500)
                                   -------------   -------------  ------------

Cash flows from financing activities:
  Issuance of stock for cash              -              -            10,000
  Additional paid in capital              -              -             9,022
                                   -------------   -------------  -------------

                                          -              -            19,022
                                   -------------  ------------    -------------

Net increase (decrease) in cash    $(     1,820)   $     -         $      38


Cash, beginning of period                 1,858          -               -
                                   -------------  ------------    -------------

Cash, end of period                $         38    $     -         $      38
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

                                             CAPITAL ADVISORS ACQUISITION CORP.
                                              (Registrant)


 Date: Jule 25, 1997                         /S/ Thomas R. Brooksbank
                                             ---------------------------------
                                             By:  Thomas R. Brooksbank
                                             Its: President and
                                                  Chief Financial Officer



Date: July 25, 1997                          /S/ George G. Chachas
                                             -------------------------------
                                             By: George G. Chachas
                                             Its: Secretary