Form 10-Q
period 1997-09-30
CAPITAL ADVISORS ACQUISITION CORP
filed 1997-11-13
CIK 844893

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 1997; or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On September 30, 1997, there were 3,560,027 shares of the registrant's Common Stock, $.0001 par value, outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations and changes in its financial position from inception through September 30, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A Development Stage Company)
                                 Balance Sheets

                                                   Sept. 30,          Dec. 31,
                                                     1997              1996
                                                  ------------       ----------
                                                 (Unaudited)
Assets
------

Cash                                              $      176           $  1,858
                                                  -----------         ----------
 Total Assets                                     $      176           $  1,858
                                                  -----------         ----------

Liabilities
-----------

Accrued Liabilities                               $       --           $    460
                                                  -----------         ---------
Stockholders' Equity
--------------------

Common Stock, $.0001 par value 60,000,000
     shares authorized, 3,560,027
     issued & outstanding                         $      504           $    500

     Additional paid-in capital                   $   97,268           $ 95,022

     Deficit accumulated during
     development stage                            (   97,596)         (  94,124)
                                                  ----------          ---------

                                                   (     176)             1,398
                                                  -----------         ----------

Total liabilities and stockholders' equity        $      176          $   1,858
                                                  ===========         ==========


     Note:The balance sheet at December 31, 1996 has been taken from the audited financial statements.

                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A Development Stage Company)
                            Statements of Operations
                For the Period from November 22, 1988 (inception)
                              to September 30, 1997
                                   (Unaudited)


                                                                   November 22,
                                                                       1988
                                       Nine Months Ended         (Inception)to
                                     Sept. 30,         Sept. 30,     Sept. 30,
                                       1997             1996          1997
                                   -------------    -------------  ------------
Revenues:                          $     --         $     --       $   4,100
                                   -------------    -------------  ------------

Expenses:
  General and administrative       $     3,472            8,359       99,196
  Loss on investment transactions        --               --           2,500
                                   -------------    -------------  ------------

Net loss before income
     tax benefit                   (     3,472 )    (     8,359 )  (   97,596 )
                                   -------------    -------------  ------------

     Income tax benefit                  --               --             --
                                   -------------    -------------  ------------

Net loss                          $(     3,472 )    $(    8,359 )  $(  97,596 )
                                   -------------    -------------  ------------

Net loss per common share          $(     .001 )    $(     .006 )  $(     .027)
                                   -------------    -------------  ------------

Weighted average common shares
  outstanding                        3,560,027         1,475,000      3,560,027
                                   =============    =============  ============


                       CAPITAL ADVISORS ACQUISITION CORP.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                For the Period From November 22, 1988 (inception)
                              to September 30, 1997
                                  (Unaudited)

                                                              Accumulated
                         Number of              Additional   Deficit During
                         Common                 Paid in      Development
                         Shares     Amount      Capital        Stage      Total
                         ------     -------     --------      ---------- ------
Balance,
December 21, 1988        500,000    $ 50        $950        $( 3,750)  $( 2,750)

Stock issued under
stock bonus plan         250,000       -          -               -          -

Stock issued for
converted debentures     250,000      25        3,725             -       3,750

 Net Income 1989             -         -           -           3,981      3,981
                         -------    -------     -------       ---------   ------

Balance,
December 31, 1989      1,000,000      75        4,675            231      4,981

 Net loss, 1990              -         -           -         (   981 )   (  981)
                        --------    -------     -------       ---------  -------

Balance,
December 31, 1990      1,000,000      75        4,675        (   750 )    4,000

 Net loss, 1991              -         -           -         ( 4,000 )  ( 4,000)
                        --------    -------     -------       ---------  -------
Balance, December 31,
1991, 1992 and 1993    1,000,000      75        4,675        ( 4,750 )       -

 Stock issued for
 legal fees              100,000      10        4,990             -       5,000

 Additional paid in capital
 for accounting fees         -         -        4,272             -       4,272

Net loss, 1994               -         -           -         ( 9,272 )  ( 9,272)
                        --------    --------    -------      ---------   -------
Balance,
December 31, 1994      1,100,000      85        13,937       (14,022 )       -

Stock issued for
directors' fees          225,000       -           -              -          -
                       ---------    --------    -------       --------   -------

Balance
December 31, 1995      1,325,000      85        13,937       (14,022 )       -

Stock issued for legal
and accounting fees      150,000      15         1,485            -       1,500

Stock issued for cash    500,000      50         9,950            -      10,000

Stock reverse split   (1,955,223)      -           -              -          -

Stock issued for legal
and accounting fees    3,500,000     350        69,650            -      70,000

Net loss, 1996               -         -           -         ( 80,102) ( 80,102)
                       ---------     -------    -------      ---------   -------
Balance,
December 31, 1996      3,519,777      500        95,022      (94,124)     1,398

Net loss 1997                -         -           -         ( 3,472)   ( 3,472)
                       ---------     -------    -------      ---------   -------
Balance
September 30, 1997     3,560,027    $ 504       $97,268     $(97,596)   $   176
                       =========    ========    =======      =========   =======

                                        5

                       CAPITAL ADVISORS ACQUISITION CORP.
              (A Development Stage Company)Statements of Cash Flows
                For the Period from November 22, 1988 (inception)
                              to September 30, 1997
                                   (Unaudited)

                                                                   November 22,
                                                                       1988
                                       Nine Months Ended          (Inception)to
                                     Sept. 30,        Sept. 30,      Sept. 30,
                                       1997             1996          1997
                                   -------------   -------------  ------------
Net Cash Flows from Operating
Activities:
Net Loss                           $(    3,472)    $(    8,359)    $(  97,596)
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Issuance of stock for services            -            1,500         76,500
  Loss on investment                        -               -           2,500
  Increase (decrease) in
     accrued liabilities            (      460)          6,578             -
     Due to related party                   -              281             -
                                   -------------   -------------  ------------
 Net cash used in operating
 activities                         (     3,932)         -          (  18,596)
                                   -------------   -------------  ------------

Cash flows used in investing
activities:                               -              -          (   2,500)
                                   -------------   -------------  ------------

Cash flows from financing activities:
  Issuance of stock for cash                  4          -            10,004
  Additional paid in capital              2,246          -            11,268
                                   -------------   -------------  -------------

                                          2,250          -            21,272
                                   -------------  ------------    -------------

Net increase (decrease) in cash    $(     1,682)   $     -         $     176


Cash, beginning of period                 1,858          -                 -
                                   -------------  ------------    -------------

Cash, end of period                $        176    $     -         $     176
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

     (b) On August 4, 1997 the Company filed a Current Report on Form 8-K reflecting that on July 23, 1997, the Company had entered into an Agreement for Exchange of Stock with Harvard Financial Services, Inc., a new Jersey Corporation ("Harvard") under which the Company would issue 10,250,00 shares of its common stock in exchange for all the issued and outstanding common stock of Harvard thereby making Harvard a wholly owned subsidiary of the Company. On

     October 2, 1997, the Company filed a Current Report on Form 8-K reflecting the amendment and modification to the Agreement for Exchange of Stock with Harvard to (i) extend the date of the Closing, (ii) modify the agreement to provide that the Company would issue 11,250,00 shares of its common stock in exchange for all the issued and outstanding common stock of Harvard thereby making Harvard a wholly owned subsidiary of the Company, and (iii) modify paragraph 6.2 of the Agreement thereby modifying the conditions to be satisfied by Harvard to effect a closing.

     As of the date of this report, the acquisition of Harvard has not yet been completed but the Company and Harvard are working diligently to satisfy the conditions to closing.

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

                                             CAPITAL ADVISORS ACQUISITION CORP.
                                              (Registrant)


 Date: November 13, 1997                     /S/ Thomas R. Brooksbank
                                             ---------------------------------
                                             By:  Thomas R. Brooksbank
                                             Its: President and
                                                  Chief Financial Officer



Date: November 13, 1997                      /S/ George G. Chachas
                                             -------------------------------
                                             By: George G. Chachas
                                             Its: Secretary