Form 10-K
period 1997-12-31
CAPITAL ADVISORS ACQUISITION CORP
filed 1998-04-16
CIK 844893

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended: December 31, 1997


                    Commission File Number: 033-26344


                    HARVARD FINANCIAL SERVICES CORP.
             (Name of small business issuer in its charter)


       Delaware                                       75-2254748
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                   Identification Number)

                 1400 Medford Plaza, Rt. 70 & Hartford Road
                       Medford, New Jersey   08055
          (Address of principal executive offices) (Zip Code)

Issuer's telephone number   (609) 953-7985

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     YES   X       NO

Revenues for the most recent fiscal year were $121,715.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of April 13, 1998, was $1,112,489.

The number of shares outstanding of the issuer's class of common equity, as of April 13,1998, was 14,805,806.

                   DOCUMENTS INCORPORATED BY REFERENCE

          None.

                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     BUSINESS DEVELOPMENT

     Harvard Financial Services Corp. (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of purchasing installment notes from vocational schools and colleges.

     The Company became a public company on January 30, 1989 by filing and registering with the Securities and Exchange Commission under Form S-1.

     The Company was incorporated in the State of Delaware under the name Capital Advisors Acquisition Corp. and issued 500,000 shares of its common stock , $.0001 par value, on December 1, 1988 for $1,000 cash. The Registrant was organized with the view towards the search and location of a privately-held business with which to merge.

     On August 22, 1994, the Company incorporated XCEL Financial Services, Inc. in the State of New Jersey for the purpose of managing the financial operations of its wholly owned subsidiaries. Due to numerous companies in the industry having a similar name, the Board of Directors approved a name change on April 24, 1997. An amended Certificate of Incorporation was filed on May 2, 1997 with the new name being Harvard Financial Services, Inc.

     In July 1997, Harvard Financial Services, Inc. (formerly XCEL Financial Services, Inc.) acquired all of the outstanding common stock of Capital Advisors Acquisition Corp., a Delaware corporation. Harvard became a wholly owned subsidiary of Capital in exchange for 10,250,000 shares of the Company's common stock. Pursuant to said agreement, Capital Advisors Acquisition Corp. amended its Certificate of Incorporation on December 11, 1997 to change its name to Harvard Financial Services, Corp.

     Harvard Financial Services, Corp. focuses primarily upon vocational schools and two-year colleges. The Company has developed funding programs that complement the various course lengths that exist among training and educational institutions. Whether a program is job related or leads to a certificate or an Associates Degree, the Company's systems and methods allow students to achieve their goal of higher education and job skills improvement and, in addition, improves the cash flow and increases the enrollment of the participating schools.

     There are over two million students that enter postsecondary occupational schools each year. These students attend approximately ten thousand vocational schools operating in North America. This segment of the student loan market totals six billion dollars per year and is growing. By the year 2000, eighty percent of all jobs will require technical education beyond high school. With the Federal Government reducing the amount of dollars available through Pell Grants and Stafford Loans and the "85-15" rule written under the Higher Education Act, prohibiting a for-profit school from collecting more than 85 percent of its revenue form federal student aid, the Company provides the needed financing for the best schools and the most qualified, creditworthy students.

     Having personnel that comes from an educational, vocational school or finance background, gives the Company a decided advantage over the consumer finance-type competition that does not have a similar background. This, coupled with the Company's outstanding collections process and full-service capabilities, makes the Company unique among its limited competition.

          Employees

     As of December 31, 1997, the Company had 1 employee and 6 consultants: The Company believes that the relationship with its employee is satisfactory.


ITEM 2.  PROPERTIES

     The Company leases its administrative office. The aggregate annual rental payments under lease is approximately $4,320. The approximate square feet of office space located at 1400 Medford Plaza, Medford, New Jersey is 360 square feet.


ITEM 3.  LEGAL PROCEEDINGS

     In September 1997, the Company instituted a claim against The State of New York Department of Education in the amount of $324,887. The claim calls for a refund of tuition monies advanced to a licensed business school which went out of business on May 23, 1997 and for consequential damages, interest and costs as a result of the failure by the Department of Education to pay the claim. The Tuition Reimbursement Fund, created under the Education Law, was created for such instances.

     In October of 1997, a judgement was entered against the Company in favor of Drake College of Business in the amount of $33,000 representing secondary and tertiary disbursements due the school. At this point, the Company is remitting payments on a regular basis to liquidate the judgement rendered and is compliance with the court order.

     In November 1997, the Company instituted suit against Drake alleging failure to comply with certain contractual obligations as well as various forms of misrepresentation. Based on the foregoing, the Company is attempting to recoup all monies subject of said agreement and the judgement set forth above totaling $33,000 together with costs and counsel fees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None. The agreement with Harvard Financial Services, Inc. was approved by the Board of Directors on July 23, 1997.

                              PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCK HOLDER MATTERS

     The Company trades on the Over-The-Counter (O-T-C) market on the
OTC Bulletin Board.   Effective December 17, 1997, the Company stock
symbol changed from "CATV" to "HRVD". The low and high bid prices of the Company's common stock from January 1, 1998 to April 13, 1998 was $.312 to $1.875.

     The approximate number of record holders of the Company's common stock as of December 31, 1997 as determined from the Company's transfer agent's list of record holders was 82. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

     The Company has never declared a dividend on its common stock and does not plan to do so in the near future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (A)  LIQUIDITY AND CAPITAL RESOURCES

     The Company is currently in the process of pursuing both equity and debt financing. As of April 13, 1998, no such financing has been secured. If the Company is not successful in the endeavor, certain liabilities and obligations will continue to be past due, and the Company will need to seek alternative measures (i.e. debt restructuring) to allow it to continue operations.

     In March 1997, the Company issued six-month notes, paying interest of 20% per annum, with a common stock kicker of one share of common stock for every $2.00 loaned up to $250,000. The Company is encumbered for $230,000 from this offering. The notes matured in August 1997 and are currently past due.

     There was no material commitment for capital expenditures as of December 31, 1997. Inflation was not a significant factor in the Company's financial statements.


     RESULTS OF OPERATIONS

     Fiscal 1997 Compared to Fiscal 1996

     Revenues

     Although there was no material change in total revenue in fiscal 1997 over 1996, there was significant change in the components that are worth noting.

     The interest on loans increased by $74,571 (174%) due to the maturation of the loan portfolio and the resulting increase in interest earned.

     The discount on loans decreased $36,339 or 57% in 1997 from 1996. This reduction was due to a combination of a reduction in loan origination in 1997 versus 1996, as well as a significant return of loans to various schools during 1997 due to the Company's inability to fund secondary and tertiary disbursements.

     The Company incurred interest expense of $34,512 in 1997 compared to zero in 1996. The expense is attributed to the $230,000 in notes that originated in March of 1997.

     Costs and Expenses

     Selling expense in fiscal 1997 increased by $21,000 (93%). The increase is attributable to the hiring of a full-time Chief Operating Officer during the year.

     There was no material change in general and administrative expense.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See annexed financial statements under Item 13.


ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Beadle, McBride and Reeves, accountants for the Company, resigned effective February 9, 1998. The SEC was notified of their resignation and there were no disagreements relating to accounting principles or financial statements disclosures.


                              PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

     The directors, executive officers and control persons of the Company as of December 31, 1997 were as follows:

Name                Age  Position Held with Company(1)
---------------     ---  -----------------------------
Louis Kassen        58   President, Treasurer, Director
William N. Levy     56   Secretary, Director(2)
Stanton M. Pikus    57   Chairman of the Board of Directors, Assistant
                         Secretary
Kevin J.
McAndrew, CPA       39   Executive Vice President
(1) All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors are chosen and qualified. All officers hold office at the selection and choice of the Board of Directors of the Company.

(2)  William N. Levy resigned as Director and Secretary in February,
1998.

Louis Kassen, Esq. - President, Treasurer, Director: Obtained the degree of Juris Doctor in 1966 from Temple University Law School in Philadelphia, PA. and his Bachelor's degree from Temple University in 1963. Mr. Kassen is a member of the New Jersey and Pennsylvania Bars and the New Jersey State Bar Association. Mr. Kassen and his firm, Louis Kassen, P.A., have served as both general and independent counsel for the Consumer Finance Divisions of several insurance companies. While representing these insurance companies, he directed the mortgage acquisition, documentation and closing departments. Mr. Kassen's firm also was retained by the Liquidation Division of the Pennsylvania Department of Insurance.

William N. Levy, Esq. - Secretary, Treasurer, Director. Has practiced law in New Jersey since 1966. He is the principal of Levy & Levy, P.A., a law firm with offices in Voorhees, New Jersey. Levy & Levy, P.A. acts as general and securities counsel to Canterbury Information Technology, Inc. and various other public companies. Mr. Levy limits his practice to private placements, public offerings, securities matters, corporate formations and mergers and acquisitions. Mr. Levy received a B.A. in 1963 and a Juris Doctor degree in 1966, both from the University of Pennsylvania.

Stanton M. Pikus - Chairman of the Board, Assistant Secretary. Graduated from the Wharton School of the University of Pennsylvania (B.S. Economics and Accounting) in 1962. From 1968 to 1984 Mr. Pikus was President, Chief Executive Officer and majority stockholder of Brown, Bailey and Pikus, Inc., a mergers and acquisitions consulting firm. From 1984 to the present, Mr. Pikus has been President and Chairman of Canterbury, a Nasdaq National Market public company, whose core business from 1981 until 1996 was the operation of vocational schools on a national basis. The Canterbury schools were licensed by the Federal Department of Education, as well as the various State Departments of Education and were approved by federally recognized accreditation agencies.

Kevin J. McAndrew - Executive Vice President. He is a graduate of the University of Delaware (B.S. Accounting, 1980) and has been a Certified Public Accountant since 1982. From 1980 to 1983, Mr. McAndrew was an Auditor with the public accounting firm of Coopers & Lybrand in Philadelphia. From 1984 to 1986 he was employed as a Controller for a New Jersey-based division of Allied Signal, Inc. In June of 1987, he became Vice President and Chief Financial Officer of Canterbury. In 1991 he became Chief Operating Officer in charge of Canterbury's vocational schools in California, Florida, Nevada, New York, New Jersey and Pennsylvania.


     ITEM 10.  EXECUTIVE COMPENSATION

     CASH COMPENSATION

     The Company had 1 full-time employee as of December 31, 1997. There were no directors' fees paid during this period.


     COMPENSATION OF DIRECTORS

     No additional compensation.


TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     Not Applicable.


     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     (A) (B) The following table sets forth as of April 13, 1998 certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each shareholder owner of record or beneficially 5% or more of the Company's common stock (ii) each Director individually and (iii) all Officers and Directors of the Company as a group:
Class     Name of Beneficial Owner      Shares Owned   Percent of Class
Common    Stanton M. Pikus              1,972,500      13.3%
Common    Kevin J. McAndrew               450,000       3.0%
Common    Louis Kassen                  1,132,500       7.7%
Common    William N. Levy               1,761,250      11.9%
Common    Canterbury Information
          Technology, Inc.              1,175,000       7.9%
Common    BR Trust  1,875,000 12.7%
Common    Dillon Trading Co.              998,886       6.8%
Common    MSS Descendents Trust           937,500       6.3%
Common    SBS Descendents Trust           937,500       6.3%
                                        ---------      ----
All Officers, Directors and 5%
Stockholders as a group (9 in number)   11,240,136     75.9%
-------------------------------------   ==========     =====

     CHANGE IN CONTROL

     In December 1997, pursuant to the agreement, the officers and directors of Capital Advisors Acquisition Corp. resigned and a resolution appointing Harvard Financial Services, Inc.'s officers and directors was approved.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases office space under a month to month operating lease from Canterbury Information Technology, Inc., a company that owns stock in Harvard Financial Services, Corp.

                              PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     The following are filed as a part of this Form 10-KSB on the pages indicated.

  Consolidated Financial Statements                     Page No.
                                                       ----------
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . .F- 0
Consolidated Balance Sheets - December 31, 1997 and 1996 . . . . . . . .F- 1
Consolidated Statements of Operations - Years ended December 31,
     1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .F- 3
Consolidated Statements of Stockholders' Equity - Years ended
     December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . .F- 4
Consolidated Statements of Cash Flows - Years ended December 31,
     1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .F- 5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .F- 6

Financial Data Schedule
     Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:
     October 1, 1997 -Amendment to 8-K dated July 23, 1998 - Stock Exchange between Capital Advisors Acquisition Corp.

                        SIGNATURES

          Pursuant to the requirements of Section 13 or 15
     (d) of the Securities Exchange Act of 1934, Harvard Financial Services Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             HARVARD FINANCIAL SERVICES CORP.


     Dated:  April 14, 1998   By /s/ Louis Kassen
                                 Louis Kassen, President,
                                 Treasurer, Director


     Dated: April 14, 1998    By /s/Kevin J. McAndrew
                                 Kevin J. McAndrew
                                 Executive Vice President


          Pursuant to the requirements of Section 13 or 15
     (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of Harvard Financial Services Corp. and in the capacities and on the dates indicated.


     Dated:  April 14, 1998   By /s/ Louis Kassen
                                 Louis Kassen, President,
                                 Treasurer, Director


     Dated: April 14, 1998    By /s/Stanton M. Pikus
                                 Stanton M. Pikus
                                 Director

             Independent Auditors' Report


     The Board of Directors and Stockholders
     Harvard Financial Services Corp.
     1400 Medford Plaza
     Medford, New Jersey  08055


          We have audited the accompanying balance sheet of Harvard Financial Services Corp. and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvard Financial Services, Corp. and its subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.


                                        Baratz & Associates,
     P.A.




     Marlton, New Jersey
     March 11, 1998

             CONSOLIDATED BALANCE SHEETS
                December 31, 1997 and 1996



ASSETS
                                   1997           1996

Cash                          $       4,166  $     27,545

Receivables:
Loans receivable,
  net of allowance for loan
  losses of $15,000 for 1997
  and 1996                          320,572       682,526

Other                               348,173        -


Shareholders                          3,750        -


Due from related party                7,504        95,691

Deferred income taxes                 9,192         3,398

Security deposit                        400           400

Property and equipment, net          13,250        -
                                   --------      --------
       Total Assets                $707,007      $809,560
                                   ========      ========












                                Continued
            The accompanying notes are an integral part of these
                   financial statements.

                       CONSOLIDATED BALANCE SHEETS
                        December 31, 1997 and 1996
                                 Continued


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                1997            1996
                                                ----            ----
Liabilities:
     Notes Payable                              $230,000       $       -
     Accounts payable and accrued liabilities    $74,860         34,823
     Holdback to customers                       148,270        413,775
     Unearned discounts                           31,272         72,730
     Income taxes payable                         -               7,736
                                                --------        -------
          Total Liabilities                      484,402        529,064
                                                --------        -------

     Stockholders' Equity:

     Common stock, $.0001 par value,
        60,000,000 shares authorized; '
        issued and outstanding 14,806,000 and
        14,770,000 at December 31, 1997
        and 1996, respectively                    1,481           1,477
     Additional paid-in capital                 421,598         414,385
     Deficit                                   (200,474)       (135,366)
                                              ---------        --------
          Total Stockholders' Equity            222,605         280,496
                                              ---------        --------
          Total Liabilities and
            Stockholders' Equity               $707,007        $809,560
                                              =========        ========









              The accompanying notes are an integral part of these
                            financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years ended December 31, 1997 and 1996



                                        1997            1996

Revenues

Interest on loans                       $117,555        $42,984

Less interest expense                     34,512             -
                                        --------        --------
                                          83,043         42,984

Discount on loans                         27,876         64,215

Loan fees                                 10,796          5,381

Other interest income                        -            3,573
                                        --------        -------

     Net revenues                        121,715        116,153
                                        --------        -------
Expenses

Selling                                   44,441         23,060

General and administrative               132,753        140,368

Provision for credit losses                    -         10,500
                                        --------        -------

     Total expenses                      177,194        173,928
                                        --------        -------

Loss before income taxes                 (55,479)       (57,775)

Income tax benefit (expense)               8,322         (4,338)
                                        --------        -------
Net loss                               $ (47,157)      $(62,113)
                                        ========        =======
Net loss per common share              $    (.01)      $   (.01)
                                        ========        =======
Weighted average common shares
  outstanding:
    Basic                             14,791,740     11,873,886
                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 1997 and 1996




Common Stock
Additional
 Paid-In
Retained
Earnings
Total
Shareholders'



Shares

Amount
Capital
Deficit
Equity


Balance, January 1,
1996
  as previously
reported

1,325,000

$
 85

$
13,937

$
(14,022)

$
  0










 Pooling of interest
     with Harvard
     Financial Services,
     Inc.

1,125,000,000


112,500


207,840


(23,330)

297,010










Balance, January 1
1996
  as restated

1,126,325,000

112,585

221,777

(37,352)

297,010










 Stock issued for legal
     and consulting
     services

150,000

15

1,485

-

1,500










Stock issued for cash
500,000
50
9,950
-
10,000










Stock reverse split
(1,115,705,223)
(111,523)
111,523
-











 Stock issued for legal
     and consulting
     services

3,500,000


350

69,650

-

70,000










Dividend distributions
-
-
-
(35,901)
(35,901)










Net loss for the year
_____-___
_____-___
______-___

(62,113)

(62,113)










Balance, December 31,
1996
14,769,777
1,477
414,385
(135,366)
280,496










Stock issued for cash
40,250
4
2,246
-
2,250










Stock cancelled
(4,221)
-
-
-
-










Additional paid-in
capital
-
-
4,967
-
4,967










Dividend distributions
-
-
-
(17,951)
(17,951)










Net loss for the year
_______-___
_____-_ _
_____-___

(47,157)

(47,157)










Balance, December 31,
1997

14,805,806
$
1,481
$
421,598
$(200,474)
$222,605










The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1997 and 1996



1997
1996


Cash flows from operating activities




 Net loss
$(47,157)
$(62,113)


     Adjustments to reconcile net income
          to net cash used in operating
          activities




    Issuance of stock for services
-
71,500


    Provision for credit losses
-
10,500


    Depreciation
2,479
-







Changes in operating assets and
liabilities




    Decrease (increase) in
receivable
10,031
(432,218)


    Decrease (increase) in due from
related party
88,187
(48,470)


    Increase in deferred income
taxes
(5,794)
(3,398)


    Increase in security deposit
-
(400)


      Increase in accounts payable
     and accrued liabilities

40,037

25,798


    (Decrease)/increase in holdback
to customers
(265,505)
325,014


    (Decease)/increase in unearned
discounts
(41,458)
22,555


    (Decrease)/increase in income
taxes payable
       (7,736)

3,936







 Net cash used in operating
activities
   (226,916)

(87,296)







 Net cash used in investing
activities




    Purchase of property and
equipment
     (15,729)
_____-___







 Cash flow from financing activities




    Proceeds from notes payable
230,000
-


    Proceeds from issuance of stock
2,250
10,000


    Increase in additional paid
capital
4,967
-


    Dividend distributions
     (17,951)

(35,901)







Net cash provided by (used in)
financing activities
      219,266

(25,901)







Net decrease in cash
(23,379)
(113,197)







Cash, beginning
       27,545
      140,742







Cash, ending
 $       4,166
$      27,545


Supplemental cash flow information (Note 7)

The accompanying notes are an integral part of these financial statements

1. Summary of Significant Accounting Policies

     Nature of Operations
     Harvard Financial Services, Corp. (the Company), formerly known as Capital Advisors Acquisition Corporation, purchases installment notes from vocational schools and colleges. These notes were entered into between the schools and their students. The terms and conditions of the purchase of these installment notes are based on contracts with educational institutions throughout the United States.

     Principle of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Loan Receivable
     Loan receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any chargeoffs.

     Allowance for loan losses is increased by charges to income and decreased by chargeoffs. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, and current economic conditions.

     Property and Equipment
     Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the year ended December 31, 1997 was $2,479. Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Property and equipment consisted of the following at December 31,
1997:
          Equipment                            $14, 788
          Furniture                                 941
                                                 15,729
          Less accumulated depreciation                         2,479
          Net property and equipment                        $13,250


     Revenue Recognition

     The Company records interest income and loan discounts ratably over the term of the loans which run for approximately twelve to eighty four months. Receivables for consumer loans are recorded when the contract is purchased. Unearned discount income represents revenue to be recognized over the term of the loans.

     Income Taxes
     The Company uses Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" (SFAS No. 109) in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statement. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

     Earnings Per Share
     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which required the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the diluted effect of securities that could be exercised or converted into common stock. There were no dilutive securities outstanding, and as of December 31, 1997 and December 31, 1996.

     Net Loss Per Common Share
     Net loss per common share is based upon the weighted average number of common stock shares outstanding in each period.

     Dividends
     The Company paid dividends of $26,157 and $35,901 for the years ended December 31, 1997 and 1996, respectively. The dividends were paid on the Company's convertible preferred stock which was issued by the Company's subsidiary. During 1997, all the preferred stock was converted into common stock. As a result of the acquisition in 1997, the 1996 financial statements were restated to account for the conversion of all preferred stock into common stock.

     Acquisitions
     On December 11, 1997, the Company issued 11,250,000 shares of its common stock in exchange for all of the outstanding common stock of Harvard Financial Services, Inc. (HFSI). The transaction was accounted for as a pooling of interest, and as a result, the Company's financial statements for 1997 are based on the assumption that the companies were combined for the full year. The financial statements for 1996 have been restated to give effect to the combination.

     The transactions between December 11, 1997 and December 31, 1997 were immaterial. Summarized results of operations of the separate companies for the year ended December 31, 1997 are as follows:



Harvard Financial
Services, Corp.
Harvard
Financial
Services, Inc.







Net revenues
$        0
$121,715







Net income
(loss)
$1,725
$(48,882)



2. Other Receivables
     Other receivables consist of claims due from the Tuition Reimbursement Fund of New York. The Tuition Reimbursement Fund has been established to reimburse students and/or lenders when a school, licensed by the State of New York, ceases operations.

3. Notes Payable
     Notes payable in the amount of $230,000, due to shareholders, had matured in August 1997 and are currently past due. The notes are uncollateralized and accrue interest at 20% per annum. Accounts payable and accrued liabilities at December 31, 1997, include $34,500 of accrued interest on the notes payable.

4. Holdback to Customers
     Based on contracts with educational institutions, the Company is entitled to holdback a percentage of the loans receivable until certain requirements have been met. The amount held back is required to be deposited in separate accounts on behalf of the educational institutions. At December 31, 1997 and 1996, the Company did not maintain separate accounts on behalf of the educational institutions and did not have sufficient cash to fund these accounts.

5. Income Taxes
     Income tax benefit (expense) for the years ended December 31, 1997 and 1996 are as follows:



1997
1996


Current




Federal
$1,313
$(4,622)


State
  1,215
  (3,074)



  2,528
  (7,736)







Deferred




Federal
4,152
2,048


State
  1,642
   1,350



  5,794
   3,398



$8,322
$(4,338)







     At December 31, 1997, the Company had available federal and state net operating loss carryforwards approximating $148,000 (federal) and $51,000 (state). The carryforwards expire between 2005 and 2013.
     Components of deferred income taxes at December 31, 1997 and 1996 were as follows:


1997
1996


Deferred Tax Asset




Allowance for loan
losses
$    2,323
$
3,398


Net operating loss
carryforwards
 32,795
 32,000


Less valuation allowance
(25,778)
(32,000)







Total Deferred Tax Asset
9,340
3,398







Deferred Tax Liability




Accumulated depreciation
     (148)
      -
 s







Net Deferred Tax Asset
$  9,192
$ 3,398







     In 1997 and 1996 a valuation allowance was provided for net operating loss carryforwards which were estimated to expire before they were utilized.

6. Related Party Transactions
     Certain operating costs incurred by the Company were paid for by the issuance of common stock. During 1996, 3,502,500 shares of common stock had been issued in exchange for legal and consulting services in the amount of $76,500.

     The Company leases office space under a month to month operating lease from a company that owns stock in Harvard Financial Services, Corp. Rent expense was $4,320 and $8,640 for the years ended December 31, 1997 and 1996, respectively. These amounts are included in accrued expenses at December 31, 1997 and 1996. The Company purchased several loans receivable from a company that owns stock in Harvard Financial Services, Inc. The amount of those receivables was $7,504 and $95,691 at December 31, 1997 and 1996, respectively.

     During 1997, 1,170,000 shares of common stock in the Company's subsidiary had been issued in exchange for professional fees in the approximate amount of $1,200.

     The amount due from shareholders at December 31, 1997, consists of $3,750 advanced by the Company to purchase common stock from the Company's subsidiary.


7.   Supplemental Cash Flow Information
     Cash paid during the years ended December 31, 1997 and 1996 for taxes was $5,209 (1997) and $3,800 (1996). There was no interest paid in 1997 and 1996.
     Noncash investing and financing activities for the year ended December 31, 1997 consisted of the acquisition of HFSI through the issuance of stock. The transaction was recorded as follows:

     Fair value of assets acquired $701,634
     Liabilities assumed           (463,402)
                                   --------
                                   $238,232
                                   ========

8.   Litigation
     On October 1997, the Company agreed to a settlement with a vocational school relating to amounts due for the purchase of student loans. The settlement in the amount of $33,000 is included in the financial statements as a liability in the holdback to customers account. The difference between the amount recorded in holdback to customers before the settlement and $33,000 is recorded as litigation settlement expense.

     The Company has filed a lawsuit against the vocational school to recover the above settlement. At this time, however, no estimate can be made as to the time or the amount, if any, of ultimate recovery.