Form 10-Q
period 1998-03-31
HARVARD FINANCIAL SERVICES CORP
filed 1998-05-19
CIK 844893

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended:                                   Commission File Number:
March 31, 1998                                               033-26344


                       HARVARD FINANCIAL SERVICES CORP.
          Formerly known as Capital Advisors Acquisition Corporation
             (Exact name of registrant as specified in its charter)


       Delaware                                         75-2254748
(State of Incorporation)                   (I.R.S.Employer Identification No.)


                              1400 Medford Plaza
                           Route 70 & Hartford Road
                           Medford, New Jersey 08055
                    (Address of principal executive office)

                      Telephone Number:  (609) 953-7985


Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X  Yes        No
----       ----


The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 14,806,805 shares.

FORM 10-QSB

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                        HARVARD FINANCIAL SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

ASSETS
------                                    March 31,
                                            1998         December 31,
                                         (Unaudited)         1997
                                         -----------     ------------

Cash                                      $ 1,492        $ 4,166

Receivables:
  Loans receivable, net                   235,002        320,572

  Other                                   348,173        348,173

  Shareholders                              3,750          3,750

Due from related party                      7,504          7,504

Deferred income taxes                      17,408          9,192

Security deposit                              400            400

Property and equipment, net                12,464         13,250
                                         --------       --------
           Total Assets                  $626,193       $707,007
                                         ========       ========



                             See Accompanying Notes

FORM 10-QSB

                         HARVARD FINANCIAL SERVICES CORP.
                            CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                         March 31,
                                           1998                 December 31,
                                        (Unaudited)                 1997
                                        -----------             ------------
Liabilities:

Notes payable                           $230,000                $230,000

Accounts payable and accrued
  liabilities                             79,423                  74,860

Holdback to customers                    104,791                 148,270

Unearned discounts                        24,433                  31,272

Income taxes payable                        -                       -
                                        --------                --------

    Total Liabilities                    438,647                 484,402

Stockholders' Equity:

Common stock, $.0001 par value,
  60,000,000 shares authorized;
  issued and outstanding
  14,806,805                               1,481                   1,481

Additional paid-in capital               421,598                 421,598

Deficit                                 (235,533)               (200,474)
                                        --------                --------
    Total Stockholders' Equity           187,546                 222,605
                                        --------                --------
    Total Liabilities and
      Stockholders' Equity              $626,193                $707,007
                                        ========                ========

                            See Accompanying Notes

FORM 10-QSB

                        HARVARD FINANCIAL SERVICES CORP.
                       CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month periods ended March 31, 1998, and March 31, 1997, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                                                  Three-Months Ended
                                                       March 31,
                                                      (Unaudited)
                                                  1998           1997
                                                  ----           ----
Revenues

Interest on loans                               $ 10,565        $40,514

Less interest expense                             11,500          3,841
                                                --------        -------
                                                    (935)        36,673

Discount on loans                                    628          8,987

Loan fees                                            928          3,353
                                                --------        -------

    Net revenues                                     621         49,013
                                                --------        -------
Expenses

Selling                                              141         10,689

General and administrative                        21,496         23,557

Provision for credit losses                       33,759           -
                                                --------        -------
    Total expenses                                55,396         34,246
                                                --------        -------
Loss before income taxes                         (54,775)        14,767

Income tax (benefit) expense                      (8,216)         2,215

Net income (loss)                               $(46,559)       $12,552
                                                ========        =======

Net income (loss) per common share              $  (.003)       $  .001
                                                ========        =======
Weighted average common shares outstanding:
    Basic                                     14,806,805     14,769,777
                                              ==========     ==========

                            See Accompanying Notes

FORM 10-QSB

                     HARVARD FINANCIAL SERVICES CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE-MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997


                                                March 31        March 31
                                                  1998            1997
                                                --------        --------
Cash flows from operating activities
  Net income (loss)                             $(46,559)       $12,552
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities
      Provision for credit losses                 33,759            -
      Depreciation                                   786            287

Changes in operating assets and liabilities

      Decrease/(increase) in receivable           51,810       (133,196)
      Decrease/(increase) in deferred
        income taxes                              (8,216)         2,215
      Increase in accounts
        payable and accrued liabilities           16,063          9,330
      Decrease in holdback to
        customers                                (43,477)           -
      (Decease)/increase in unearned
        discounts                                 (6,840)        42,219
      Decrease in income taxes payable               -           (3,800)
                                                --------        -------
Net cash used in operating activities             (2,674)       (70,393)
                                                --------        -------
Net cash used in investing activities
    Purchase of property and equipment               -          (10,350)
                                                --------        -------
Cash flow from financing activities
    Proceeds from notes payable                      -          230,000
                                                --------        -------
Net cash provided by financing activities            -          230,000
                                                --------        -------
Net increase/(decrease) in cash                   (2,674)       149,257

Cash, beginning                                    4,166         27,545
                                                --------        -------
Cash, ending                                    $  1,492       $176,802
                                                ========        =======

                            See Accompanying Notes

                       HARVARD FINANCIAL SERVICES CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
Harvard Financial Services, Corp. (the Company), formerly known as Capital Advisors Acquisition Corporation, provides tuition funding to creditworthy students by purchasing preapproved installment notes from vocational schools and two year colleges. These notes were entered into between the schools and their students. The terms and conditions of the purchase of these installment notes are based on contracts with educational institutions in the Northeastern United States.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition
-------------------
The Company records interest income and loan discounts ratably over the term of the loans which run for approximately twelve to eighty-four months. Receivables for consumer loans are recorded when the contract is purchased. Unearned discount income represents revenue to be recognized over the term of the loans.

Statement of Cash Flows
-----------------------
For purposes of the Statement of Cash Flows, cash refers solely to demand deposits with banks and cash on hand.

Depreciation and Amortization
-----------------------------
The Company depreciates and amortizes its property and equipment for financial statement purposes using the straight-line method over the estimated useful lives of the property and equipment (useful lives of leases or lives of leasehold improvements and leased property under capital leases, whichever is shorter). For income tax purposes, the Company uses accelerated methods of depreciation.

Income Taxes
------------
The Company uses Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" (SFAS No. 109) in reporting deferred income

                         HARVARD FINANCIAL SERVICES CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statement. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Earnings Per Share
------------------
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which required the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the diluted effect of securities that could be exercised or converted into common stock. There were no dilutive securities outstanding as of March 31, 1998 or March 31, 1997.

Recent Accounting Pronouncements
--------------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determining stock based compensation expense or to continue with the provisions of the Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees" and provide pro-forma disclosures of the effects on net income and earnings per share. The Company has elected to continue to utilize the provisions of APB 25 to account for stock-based compensation. The effect of applying SFAS 123's fair value method to the Company's stock-based awards results in net income and earnings per share that are not materially different from amounts reported.

2.  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the three-month period ending March 31, 1998 was $786. Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Property and equipment consisted of the following at March 31, 1998:

          Equipment                             $14,788
          Furniture                                 941
                                                -------
                                                 15,729
          Less accumulated depreciation           3,265
                                                -------
          Net property and equipment            $12,464
                                                =======

                    HARVARD FINANCIAL SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

Liquidity and Capital Resources
-------------------------------
The Company is currently in the process of pursuing both equity and debt financing. As of May 15, 1998, only limited amounts of such financing has been secured. If the Company is not successful in this endeavor, certain liabilities and obligations will continue to be past due, and the Company will need to seek alternative measures (i.e. debt restructuring) to allow it to continue operations. The Company's ability to properly finance the purchase of installment notes from its school customers is directly related to results of the pursuit of external capital.

In March 1997, the Company issued six-month notes, paying interest of 20% per annum, with a common stock kicker of one share of common stock for every $2.00 loaned up to $250,000. The Company is encumbered for $230,000 from this offering. The notes matured in August 1997 and are currently past due.

In April of 1998, the Company issued four-month senior promissory notes, yielding 20% per annum in units of $5,000. Each unit also included 25,000 restricted common shares of Company stock. Investments that were not divisible by 5,000 were given stock pro rata. As of May 7, 1998, the Company has issued $43,000 in debt from this offering. The notes mature in August of 1998.

There was no material commitment for capital expenditures as of March 31, 1998. Inflation was not a significant factor in the Company's financial statements.

Results of Operations
---------------------

Revenues
---------
Revenue for the three months ended March 31, 1998 decreased $48,000 (99%) over the comparable three-month period in fiscal 1997. This decrease was due to the Company returning a large portion of its receivables back to the respective schools because of the Company's inability to finance these loans, as well as the fact that no new loans have been purchased during 1998, due to the Company's inability to obtain proper financing.

Costs and Expenses
------------------
Selling expense for the quarter ended March 31, 1998 decreased $11,000 (100%) over the same quarter in 1997. This decrease was due primarily to the elimination of certain positions and the Company's marketing curtailment while additional sources of funding are being pursued.

General and administrative costs increased $32,000 (143%) over the previous year. The increase was attributable to the Company incurring one-time charges related to write-offs of loan receivables.

                     HARVARD FINANCIAL SERVICES CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 1     Legal Proceedings
------
In April of 1998, Suburban Technical School and Dover Technical School instituted suit against the Company alleging failure to remit payments due the schools. The schools contend that this failure constitutes a breach of contract and request a reassignment of the installment contracts and/or unspecified damages.

The Company is contesting the suit. At this time, however, no estimate can be made as to the amount of the damages sought.

Item 2     Changes in Securities
------
None

Item 3     Defaults Upon Senior Securities
------
None

Item 4     Submission of Matters to a Vote of Security Holders
------
None

Item 5     Other Information
------
None

Item 6     Exhibits and Reports on Form 8-K
------
           (a)  Exhibits:  None
           Reports on Form 8-K:  None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            HARVARD FINANCIAL SERVICES CORP.
            (Registrant)


            By/s/ Louis Kassen
            ------------------
            Louis Kassen
            President, Director
            (Chief Executive Officer and duly authorized signer)


            By/s/ Kevin J. McAndrew
            -----------------------
            Kevin J. McAndrew, C.P.A.
            Executive Vice President, Director
            (Chief Financial Officer and duly authorized signer)

Dated:  May 19, 1998