Form 10-Q
period 1998-06-30
HARVARD FINANCIAL SERVICES CORP
filed 1998-08-19
CIK 844893

FORM 10-QSB
                             -----------

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
               _________________________________________

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For Quarter Ended:                                     Commission File Number:
June 30, 1998                                                        033-26344

                       HARVARD FINANCIAL SERVICES CORP.
            __________________________________________________________
            Formerly known as Capital Advisors Acquisition Corporation
              (Exact name of registrant as specified in its charter)

        Delaware                                       75-2254748
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                            1400 Medford Plaza
                          Route 70 & Hartford Road
                          Medford, New Jersey 08055
                   (Address of principal executive office)

                      Telephone Number:  (609) 953-7985

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to
such filing requirements for the past 90 days.    [X]	Yes 			[ ]  No

The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 14,806,805 shares.

FORM 10-QSB

                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     HARVARD FINANCIAL SERVICES CORP.

                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------


ASSETS
                                                 June 30,
                                                   1998         December 31,
                                       									(Unaudited)	        1997
                                       									-----------	    ------------

Cash                                            $      5,943    $      4,166

Receivables:
 	  Loans receivable, net                       	    219,015         320,572

    Other                                            348,173         348,173

    Shareholders                                       3,750           3,750

    Miscellaneous                                     15,000             _

Due from related party                                 7,504           7,504

Deferred income taxes                                 21,662           9,192

Security deposit	    	                            				  -           	    400

Property and equipment, net                           11,677          13,250
                                                ------------    ------------

   Total Assets                                     $632,724        $707,007
                                                 ============    ============







                            See Accompanying Notes

FORM 10-QSB

                         HARVARD FINANCIAL SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY

                                             June 30,
                                               1998                December 31,
                                           (Unaudited)                 1997
                                           -----------             ------------
Liabilities:
Notes payable                                 $273,000                $230,000
Accounts payable and accrued liabilities        98,166                  74,860
Holdback to customers                           88,062                 148,270
Unearned discounts                              21,552                  31,272
                                              --------                --------
     Total Liabilities                         480,780                 484,402


Stockholders' Equity:

Common stock, $.0001 par value,
  60,000,000 shares authorized;
  issued and outstanding
  14,806,805                                     1,481                   1,481
Additional paid-in capital                     421,598                 421,598
Deficit                                       (271,135)               (200,474)
                                              --------                --------
     Total Stockholders' Equity                151,944                 222,605
                                              --------                --------
     Total Liabilities and
       Stockholders' Equity                   $632,724                $707,007
                                              ========                ========


                           See Accompanying Notes

FORM 10-QSB

                      HARVARD FINANCIAL SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three and six-month periods ended June 30, 1998 and June 30, 1997 are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                                    Three months ended      Six months ended
                                         June 30,               June 30,
                                       (Unaudited)            (Unaudited)
                                    ------------------      ----------------
                                    1998          1997      1998        1997
                                    ----          ----      ----        ----
Revenues

Interest on loans                   $  3,244     $46,925    $ 13,809    $87,439
Less interest expense                 12,982      11,500      24,482     15,341
                                    --------     -------     -------    -------
                                      (9,738)     35,425     (10,673)    72,098
Discount on loans                      2,881       6,429       3,509     15,416
Loan fees                                 84       3,114       1,012      6,467
                                    --------     -------    --------    -------
        Net revenues                  (6,773)     44,968      (6,152)    93,981
                                    --------     -------    --------    -------

Expenses

Selling                                  181     16,446          322     27,135
General and administrative            21,330     26,498       42,826     50,055
Provision for credit losses               71        -         33,830        -
                                    --------    -------     --------    -------
        Total expenses                21,582     42,944       76,978     77,190
                                    --------    -------     --------    -------
Income (loss) before
  income taxes                       (28,355)     2,024      (83,130)    16,791
Income tax (benefit)
  expense                             (4,253)       304      (12,470)     2,519
                                    --------    -------     --------    -------
Net income (loss)                    (24,102)     1,720     $(70,660)   $14,272
                                    ========    =======     ========    =======
Net income (loss) per
  common share                      $  (.002)   $  .001     $  (.005)   $  .001
                                    ========    =======     ========    =======

Weighted average common
   shares outstanding:
        Basic                     14,806,805 14,769,777   14,806,805 14,769,777
                                  ==========  ==========  ========== ==========


                          See Accompanying Notes

FORM 10-QSB

                       HARVARD FINANCIAL SERVICES CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX-MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


                                                  June 30      June 30
                                                   1998         1997
                                                  -------      -------

Cash flows from operating activities
  Net income (loss)                             $(70,660)       $14,272
    Adjustments to reconcile net income
      (loss) to net cash used in
      operating activities
    Provision for credit losses                   33,830            -
    Depreciation                                   1,573            904

Changes in operating assets and liabilities
    Decrease/(increase) in receivables            52,727       (579,815)
    Increase in deferred income taxes            (12,470)            -
    Increase/(decrease) in accounts
      payable and accrued liabilities		  23,305	 (1,810)
    Increase/(decrease) in holdback to
      customers                                  (60,208)       284,983
    Increase/(decease) in unearned discounts      (9,720)        51,964
    Decrease in income taxes payable                 -           (1,281)
    Decrease in security deposits                    400             -
                                                --------        -------
Net cash used in operating activities            (41,223)      (230,783)
                                                --------        -------

Net cash used in investing activities
  Purchase of property and equipment                 -          (15,676)
                                                --------        -------
Cash flow from financing activities
  Proceeds from notes payable from lenders        43,000        230,000
                                                --------        -------
Net cash provided by financing activities	        43,000	       230,000
                                                --------        -------
Net increase/(decrease) in cash			                 1,777	       (16,459)

Cash, beginning                                    4,166         27,545
                                                --------        -------
Cash, ending                                    $  5,943        $11,086
                                                ========        =======
                               See Accompanying Notes

FORM 10-QSB
                           HARVARD FINANCIAL SERVICES CORP.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------

1.  Operations and Summary of Significant Accounting Policies
-------------------------------------------------------------

	Nature of Operations
	--------------------
	Harvard Financial Services Corp. (the Company), formerly known as Capital Advisors Acquisition Corporation, provides tuition funding to creditworthy students by purchasing preapproved installment notes from vocational schools and two year colleges. These notes were entered into between the schools and their students. The terms and conditions of the purchase of these installment notes are based on contracts with educational institutions in the Northeastern United States.

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

	Income Taxes
	------------
        The Company uses Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" (SFAS No. 109) in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

	Earnings Per Share
	------------------
	Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which required the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted
EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the diluted effect of securities that could be exercised or converted into common stock. There were no dilutive securities outstanding as of June 30, 1998 or June 30, 1997.

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

2.  Property and Equipment
--------------------------
	Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the six-month period ending June 30, 1998 was $904. Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

	Property and equipment consisted of the following at June 30, 1998:

		Equipment				                  	$14,788
		Furniture					                      941
        								                 --------
                 		 						         15,729
  Less accumulated depreciation     4,052
				                         				--------
  Net property and equipment     $ 11,677
                         								========

Item 2.	Management's Discussion of Financial Condition and
		Results of Operations

Liquidity and Capital Resources
-------------------------------
	The Company is currently in the process of pursuing both equity and debt financing. As of August 14, 1998, only limited amounts of such financing has been secured. If the Company is not successful in this endeavor, certain liabilities and obligations will continue to be past due, and the Company will need to seek alternative measures (i.e. debt restructuring) to allow it to continue operations. The Company's ability to properly finance the purchase of installment notes from its school customers is directly related to results of the pursuit of external capital.

	In March 1997, the Company issued six-month notes, paying interest of 20% per annum, with a common stock kicker of one share of common stock for every $2.00 loaned up to $250,000. The Company is encumbered for $230,000 from this offering. The notes matured in August 1997 and are currently past due.

	In April of 1998, the Company issued four-month senior promissory notes, yielding 20% per annum in units of $5,000. Each unit also included 25,000 restricted common shares of Company stock. Investments that were not divisible by 5,000 were given stock pro rata. As of May 7, 1998, the Company had issued $43,000 in debt from this offering. The notes mature in August of 1998. It is highly doubtful the Company will be able to meet this obligation.

        There was no material commitment for capital expenditures as of June 30, 1998. Inflation was not a significant factor in the Company's financial statements.

Results of Operations
---------------------

Revenues
--------
	Revenue for the three months ended June 30, 1998 decreased $52,000 (116%) over the comparable three-month period in fiscal 1997; and for the six-month period ended June 30, 1998, revenues were lower by $100,000 (107%). This decrease was due to the Company returning a large portion of its receivables back to the respective schools because of the Company's inability to finance these loans, as well as the fact that no new loans have been purchased during 1998, due to the Company's inability to obtain proper financing.

Costs and Expenses
------------------
	Selling expense for the quarter ended June 30, 1998 decreased $17,000 (102%) over the same quarter in 1997. For the six months ended June 30, 1998, selling expense decreased $27,000 (100%). This decrease was due primarily to the elimination of certain positions and the Company's marketing curtailment while additional sources of funding are being pursued.

	General and administrative costs increased $27,000 (54%) over the previous year's six-month period. The increase was attributable to the Company incurring charges related to write-offs of certain loan receivables.

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

The Company is in the final stages of negotiation with Drake College of business to settle the previously disclosed $33,000.00 judgment.

As a subsequent event, the Company filed a Complaint in the Superior
Court of New Jersey, Burlington County, against various entities for the return of 3,750,000 shares of common stock that were issued to them in advance for raising certain equity funds for the Company. The Company has asked for the return of the stock since the equity funds were not raised, but the request has been refused, thereby forcing the Company to file a lawsuit for the return of the stock as well as unspecified damages.

As an additional subsequent event, the Company is in the process of filing a Motion for Declaratory Judgment against the Tuition Reimbursement Fund administered by the Department of Education of the State of New York. Said Fund has refused to reimburse the Company approximately $340,000 that according to the language of the Statute, is due and owing to the Company. The Motion requests that the Court clarify the intent of the Statute to reimburse lenders such as the Company. New York counsel believes that the Company's claim has strong merit and that plain reading of the Statute supports the Company's position, however, no prediction of the outcome can be set forth at this time.

Item 2     Changes in Securities
------

None

Item 3     Defaults Upon Senior Securities
------

See Part I - Item 2. under "Liquidity and Capital Resources" for this information regarding past due obligations.

Item 4     Submission of Matters to a Vote of Security Holders
------

None

Item 5     Other Information
------

None

Item 6     Exhibits and Reports on Form 8-K
------
           (a)  Exhibits
                None.
           (b)  Reports on Form 8-K
                None.

                       HARVARD FINANCIAL SERVICES CORP.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					HARVARD FINANCIAL SERVICES CORP.
					--------------------------------
					(Registrant)


Dated:  August 18, 1999               By/s/Louis Kassen
                                   					---------------------------------
                                   					Louis Kassen
                                   					President, Director
                                   					(Chief Executive Officer and duly
                                   					authorized signer)


Dated: August 18, 1998                By/s/Kevin J. McAndrew
		                                   			----------------------------------
                                   					Kevin J. McAndrew, C.P.A.
                                   					Executive Vice President, Director
                                   					(Chief Financial Officer and duly
                                   					authorized signer)