Form 10QSB
period 1998-09-30
HARVARD FINANCIAL SERVICES CORP
filed 1998-11-17
CIK 844893

                                    FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                     Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


For Quarter Ended:                                     Commission File Number:
September 30, 1998                                                   033-26344


                         HARVARD FINANCIAL SERVICES CORP.
              Formerly known as Capital Advisors Acquisition Corporation
                (Exact name of registrant as specified in its charter)


       Delaware                                        75-2254748
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

The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 11,056,805 shares.

FORM 10-QSB

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-----------------------------

                        HARVARD FINANCIAL SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS
                        --------------------------------

ASSETS
------
                                     September 30,       December 31,
                                         1998                1997
                                      (Unaudited)
                                      -----------         ----------

Cash                                    $      6,839    $      4,166

Receivables:
  Loans receivable, net                      206,160         320,572

  Other                                      348,173         348,173

  Shareholders                                 3,750           3,750

  Miscellaneous                               15,000             -

Due from related party                           -             7,504

Deferred income taxes                         27,453           9,192

Security deposit                                 -               400

Property and equipment, net                   10,891          13,250
                                            --------        --------
   Total Assets                             $618,266        $707,007
                                            ========        ========





                              See Accompanying Notes

FORM 10-QSB

                        HARVARD FINANCIAL SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                               September 30,
                                                   1998         December 31,
                                                (Unaudited)         1997
                                                -----------     -----------
Liabilities:

Notes payable                                   $273,000        $230,000
Accounts payable and accrued liabilities         117,272          74,860
Holdback to customers                             88,607         148,270
Unearned discounts                                20,260          31,272
                                                 -------        --------
    Total Liabilities                            499,139         484,402


Stockholders' Equity:

Common stock, $.0001 par value, 60,000,000
  shares authorized; issued and outstanding
  11,056,805                                       1,106           1,481
Additional paid-in capital                       421,973         421,598
Deficit                                         (303,952)       (200,474)
                                                --------        --------
    Total Stockholders' Equity                   119,127         222,605
                                                --------        --------
    Total Liabilities and Stockholders' Equity  $618,266        $707,007
                                                ========        ========





                            See Accompanying Notes

FORM 10-QSB

                        HARVARD FINANCIAL SERVICES CORP.
                       CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three and nine-month periods ended September 30, 1998 and September 30, 1997 are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                                 Three months ended     Nine months ended
                                   September 30,          September 30,
                                    (Unaudited)            (Unaudited)
                                  1998       1997        1998        1997
                                  ----       ----        ----        ----
Revenues

Interest on loans               $  4,808    $19,401    $  18,617    $106,840
Less interest expense             18,019     11,492       42,501      26,833
                                --------    -------     --------    --------
                                 (13,211)     7,909      (23,884)     80,007
Discount on loans                  1,292      8,597        4,801      24,013
Loan fees                            284      1,482        1,296       7,949
                                --------    -------     --------    --------
    Net revenues                 (11,635)    17,988      (17,787)    111,969
                                --------    -------     --------    --------
Expenses

Selling                              -        9,655          322      36,790
General and administrative        26,973     19,171       69,799      69,226
Provision for credit losses          -          -         33,830         -
                                --------    -------     --------    --------
    Total expenses                26,973     28,826      103,951     106,016
                                --------    -------     --------    --------
Income (loss) before
 income taxes                    (38,608)   (10,838)    (121,738)      5,953
Income tax (benefit) expense      (5,791)    (1,626)     (18,261)        893
                                --------    -------     --------    --------
Net income (loss)                (32,817)    (9,212)   $(103,477)   $  5,060
                                ========    =======    =========    ========
Net income (loss) per
 common share                      (.003)     (.001)       (.009)       .001
                                ========    =======    =========    ========
Weighted average common
 shares outstanding:
    Basic                     11,056,805 11,019,777   11,056,805  11,019,777
                              ========== ==========   ==========  ==========

                              See Accompanying Notes

FORM 10-QSB

                        HARVARD FINANCIAL SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


                                             September 30    September 30
                                                 1998            1997
                                             ------------    ------------


Cash flows from operating activities
  Net income (loss)                             $(103,477)      $ 5,060
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities
      Provision for credit losses                  33,830           -
      Depreciation                                  2,359         1,690

Changes in operating assets and liabilities
      Decrease/(increase) in receivables           73,086      (551,302)
      Increase in deferred income taxes           (18,261)          -
      Increase/(decrease) in accounts payable
        and accrued liabilities                    42,411       (22,584)
      Increase/(decrease) in holdback to customers(59,663)      287,781
      Increase/(decease) in unearned discounts    (11,012)       43,960
      Decrease in income taxes payable                -          (2,907)
      Decrease in security deposits                   400           -
                                              -----------   -----------
  Net cash used in operating activities           (40,327)     (238,302)
                                              -----------   -----------
  Net cash used in investing activities
      Purchase of property and equipment              -         (15,729)
                                              -----------   -----------
  Cash flow from financing activities
      Proceeds from notes payable from lenders     43,000       230,000
                                              -----------   -----------
Net cash provided by financing activities          43,000       230,000
                                              -----------   -----------
Net increase/(decrease) in cash                     2,673       (24,031)

Cash, beginning                                     4,166        27,545
                                              -----------   -----------
Cash, ending                                  $     6,839   $     3,514
                                              ===========   ===========


                             See Accompanying Notes

                        HARVARD FINANCIAL SERVICES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  Operations and Summary of Significant Accounting Policies
    ---------------------------------------------------------

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

Depreciation and Amortization
------------------------------------
The Company depreciates and amortizes its property and equipment for financial statement purposes using the straight-line method over the estimated useful lives of the property and equipment (useful lives of leases or lives of leasehold improvements and leased property under capital leases, whichever is shorter). For income tax purposes, the Company uses accelerated methods of depreciation.

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

Earnings Per Share
------------------
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which required the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the diluted effect of securities that could be exercised or converted into common stock. There were no dilutive securities outstanding as of September 30, 1998 or September 30, 1997.

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

2.  Property and Equipment
    ----------------------
Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the nine-month period ending September 30, 1998 was $2,359. Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

    Property and equipment consisted of the following at September 30, 1998:

        Equipment                          $14,788
        Furniture                               941
                                         ----------
                                             15,729
        Less accumulated depreciation         4,838
                                         ----------
        Net property and equipment          $10,891
                                         ==========

Item 2.  Management's Discussion of Financial Condition and
         Results of Operations


Liquidity and Capital Resources
--------------------------------------
The Company is currently in the process of pursuing both equity and debt financing. As of November 13, 1998, only limited amounts of such financing had been secured. If the Company is not successful in this endeavor, certain liabilities and obligations will continue to be past due, and the Company will need to seek alternative measures (i.e. debt restructuring) to allow it to continue operations of which there is no assurance. The Company's ability to properly finance the purchase of additional installment notes from its school customers is directly related to results of the pursuit of external capital.

In March 1997, the Company issued six-month notes, paying interest of 20% per annum, with a common stock kicker of one share of common stock for every $2.00 loaned up to $250,000. The Company is encumbered for $230,000 from this offering. The notes matured in August 1997 and are currently past due.

In April of 1998, the Company issued four-month senior promissory notes, yielding 20% per annum in units of $5,000. Each unit also included 25,000 restricted common shares of Company stock. Investments that were not divisible by 5,000 were given stock pro rata. As of May 7, 1998, the Company had issued $43,000 in debt from this offering. The notes matured in August 1998 and are currently past due.

In the event the Company is successful in recovering any or all of the funds that the Company believes it is owed by the State of New York Tuition Reimbursement Fund (see Part II, Item 1, Legal Proceedings), the Company's financial position will be correspondingly improved.

There was no material commitment for capital expenditures as of September 30, 1998. Inflation was not a significant factor in the Company's financial statements.

Results of Operations
--------------------------

Revenues
--------
Revenue for the three months ended September 30, 1998 decreased $15,000 (76%) over the comparable three-month period in fiscal 1997; and for the nine-month period ended September 30, 1998, revenues were lower by $88,000 (83%). This decrease was due to the Company returning a large portion of its receivables back to the respective schools because of the Company's inability to finance these loans, as well as the fact that no new loans have been purchased during 1998, due to the Company's inability to obtain proper financing.

Costs and Expenses
------------------
Selling expense for the quarter ended September 30, 1998 decreased $10,000 (100%) over the same quarter in 1997. For the nine months ended September 30, 1998, selling expense decreased $36,000 (100%). This decrease was due primarily to the elimination of certain positions and the Company's marketing curtailment while additional sources of funding are being pursued.

General and administrative costs increased $21,000 (41%) over the previous year's nine-month period. The increase was attributable to the Company incurring charges related to write-offs of certain loan receivables.

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 1    Legal Proceedings

The Company has settled the previously disclosed $33,000 judgement with Drake College of Business with the payment of approximately $21,000 and signing of mutual releases.

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

The Company settled the Complaint it had filed in the Superior Court of New Jersey, Burlington County, against certain trusts and their affiliates by accepting the return of 3,750,000 shares of common stock as well as the signing of mutual release that were issued to them in advance for the promise to raise certain equity funds for the Company. The adjustment for this return of common stock to the Company has been reflected throughout this Form 10-QSB.

The Company has filed a Motion for Summary Judgement against the Tuition Reimbursement Fund administered by the Department of Education of the State of New York. Said Fund has refused to reimburse the Company approximately $340,000 that according to the language of the Statute, is due and owing to the Company. The Motion requests that the Court clarify the intent of the Statute to reimburse lenders such as the Company. New York counsel believes that the Company's claim has strong merit and that plain reading of the Statute supports the Company's position; however, no prediction of the outcome can be set forth at this time.

Item 2    Changes in Securities

None.

Item 3    Defaults Upon Senior Securities

See Part I B Item 2. under "Liquidity and Capital Resources" for the information regarding past due obligations.

Item 4    Submission of Matters to a Vote of Security Holders

None.

Item 5    Other Information

None.

Item 6    Exhibits and Reports on Form 8-K
              (a)  Exhibits:  None
              (b)  Reports on Form 8-K:  None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HARVARD FINANCIAL SERVICES CORP.
                                         (Registrant)


Dated: November 16, 1998        	   By/s/Louis Kassen
                                      Louis Kassen
                                      President, Director
                                      (Chief Executive Officer and duly
                                      authorized signer)


Dated: November 16, 1998            By/s/ Kevin J. McAndrew
                                      Kevin J. McAndrew, C.P.A.
                                      Executive Vice President, Director
                                      (Chief Financial Officer and duly
                                      authorized signer)