Form 10-K
period 1998-12-31
HARVARD FINANCIAL SERVICES CORP
filed 1999-04-15
CIK 844893

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended: December 31, 1998

Commission File Number: 033-26344

                   HARVARD FINANCIAL SERVICES CORP.
            (Name of small business issuer in its charter)


           Delaware                                75-2254748
-----------------------------------          --------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)              Identification Number)

1400 Medford Plaza, Rt. 70 & Hartford Road Medford, New Jersey  08055
-------------------------------------------------------------- -------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number   (609) 953-7985

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

Revenues for the most recent fiscal year were $1,687.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 3, 1999, was $462,154.50.

The number of shares outstanding of the issuer's class of common equity, as of March 3, 1999, was 11,295,806.

                      DOCUMENTS INCORPORATED BY REFERENCE

          None.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     BUSINESS DEVELOPMENT
     --------------------
     Harvard Financial Services Corp. (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of purchasing installment notes from vocational schools and colleges.

     The Company became a public company on January 30, 1989 by filing and registering with the Securities and Exchange Commission under Form S-1.

     The Company was incorporated in the State of Delaware under the name Capital Advisors Acquisition Corp. and issued 500,000 shares of its common stock, $.0001 par value, on December 1, 1988 for $1,000 cash. The Registrant was organized with the view towards the search and location of a privately-held business with which to merge.

     On August 22, 1994, the Company incorporated XCEL Financial
Services, Inc. in the State of New Jersey in order to manage the financial operations of its wholly owned subsidiary. Due to the fact that numerous companies in the industry have a similar name, the Board of Directors approved a name change on April 24, 1997. An amended
Certificate of Incorporation was filed on May 2, 1997 with the new name being Harvard Financial Services, Inc.

     In July 1997, Harvard Financial Services, Inc. (formerly XCEL Financial Services, Inc.) acquired all of the outstanding common stock of Capital Advisors Acquisition Corp., a Delaware corporation.
Harvard became a wholly owned subsidiary of Capital in exchange for 10,250,000 shares of the Company's common stock. Pursuant to said agreement, Capital Advisors Acquisition Corp. amended its Certificate of Incorporation on December 11, 1997 to change its name to Harvard Financial Services Corp.

     Harvard Financial Services Corp. purchases student loan contracts and focuses primarily upon vocational schools and two-year colleges. The Company has developed funding programs that complement the various course lengths that exist among training and educational institutions. Whether a program is job related or leads to a certificate or an Associates Degree, the Company's systems and methods allow students to achieve their goal of higher education and job skills improvement. In addition, Harvard improves the cash flow and increases the enrollment of the participating schools. The Company currently does not make loans directly to consumers nor at this time does it securitize receivables for resale to investors. And because of seeking funding, it has curtailed its activities in 1998 and to date.

     INDUSTRY
     --------
     The vocational education student loan market, according to industry and general publications, is approximately six billion dollars per year. This is derived from a base of approximately ten thousand two-year and proprietary institutions operating in North America, each of which matriculates approximately 200 students per year at an average tuition of approximately four thousand dollars. Although the majority of this tuition was originally financed by the Federal Government through Pell Grants and Stafford Loans, these traditional funds have been reduced in the past, and continue to be reduced, due to the Higher Education Reauthorization Acts. Additionally, both the State and Federal Governments are increasing the reporting requirements and audit overviews involved in the state and federal loan programs. This combination of changes should eliminate many schools from the federal student aid programs or greatly reduce the dollar amount of loans or grants that these schools can access. In either event, the market for private financing of students loans should be greatly expanded.
The primary lenders in this market are independent finance companies such as the Company, and the Company does not believe that any lender accounts for a significant share of the market.

     The Company believes that the vast majority of Pell Grants and Stafford Loans, along with some of the alternative financing companies' funds, are provided to borrowers with substandard credit profiles. On the other hand, the independent finance companies, such as the Company, generally tend to serve those individuals with sound credit profiles. The standard market is comprised of individuals who are relatively low credit risks, generally due to favorable past credit experience and past credit history. Although precise data is unavailable, the Company estimates that the standard market, or those with sound credit profiles, comprises approximately 70% to 75% of the total educational finance market.

     ORIGINATING CLIENT BASE
     -----------------------
     The Company when funded, purchases student loan receivables from educational institutions providing two-month to two-year and career oriented programs. The institutions are selected on the basis of financial strength, experience and integrity of management, stability of ownership, success in training the students, and their success in placing those students into jobs upon graduation. The Company does not do business with institutions that do not demonstrate exemplary graduation and job placement statistics.
The Company feels that vocational and proprietary schools that graduate and place into jobs a high percentage of their matriculants can provide a steady stream of high quality collectable student loans.

     These institutions are also subjected to decreased funding available from state and federal government budget. The Federal
Government continues to reduce the amount of dollars available through Pell Grants and Stafford Loans to students wishing to attend vocational school programs of less than one year. Many accredited vocational schools no longer qualify for state and federal financial aid, since many courses that are shorter in length qualify for little or no federal financial aid. With the advent of the "90/10" rule was written under the Higher Education Act, prohibiting a for-profit school from collecting more than 90% of its revenue from federal student aid, a school's remaining revenues must come from other sources. These changes are climinating many schools away from the federal and state student aid programs or drastically reducing their access and will tend to expand the market for private or "gap" financing. It is this gap financing that can become a major portion of the Company's student loan receivables portfolio.

     CREDIT EVALUATION
     -----------------
     In connection with the origination of a receivable for purchase by the Company under its funding programs, the Company follows systematic procedures designed to eliminate unacceptable risks.  This
involves a three-step process whereby   (1) the credit worthiness of
the borrower and the terms of the proposed transaction are evaluated and either approved, declined, or modified by the Company's credit verification department, (2) the loan documentation is reviewed by the Company's loan origination department, and (3) additional verification procedures are conducted on any co-signers. During the course of this process, the Company's credit verification and loan origination personnel coordinate closely with the financial aid and admissions departments of the institutions tendering potential student loans.

     The installment note packages are reviewed by the loan origination and quality control department personnel to assure that loan and payment amounts, annual percentage rates and other information is accurately reflected, to verify signatures and to confirm that all other required documentation is in order. The quality control personnel also confirm that any modifications to the terms and conditions of the proposed loan previously requested by the loan origination department are reflected in the documentation submitted by the institutions. When a loan package is found to be in order and any discrepancies have been rectified, and any co-signer credit verification has been satisfactorily completed, the funding manager authorizes the funding and purchase of the receivable.

     CUSTOMER PROFILE
     ----------------
     The Company's primary goal in credit evaluation is to select receivables arising from sales to customers having stable personal situations, a sound credit profile, and the ability and inclination to perform their obligations in a timely manner. The typical age of the vocational students range from 18 to 55 years. The median age is 28.
Most students attending vocational schools attend because they were laid off, are re-entering the job market, or they wish to train for a better paying or more interesting job. Many corporations encourage their employees to go to vocational schools to sharpen their job related skills in specific modules lasting weeks to months in specialties such as computer training and medical and business specialties. It is estimated that by the year 2000, eighty percent of all jobs will require technical education beyond high school. It is estimated that private trade schools provide over one half of the skilled entry level workers in the U.S. Industry sources indicate that trade schools graduate and place their students into jobs six months to a year sooner than students enrolled in public postsecondary education and that more than twenty percent of the students enrolled in our nation's trade schools previously attended college. Such sources also state that trade schools and two-year institutions place a much higher percentage of their graduates in jobs for which they attended school than do four year colleges.

     Many prospective and current vocational school students do not qualify for state and federal financial aid, some because they had too much income in the previous year. Students that need vocational school courses to prepare them for better paying jobs many times can not afford the tuition necessary to attend these schools - a classic "Catch-22". Without loans of some kind, these students can never improve their job skills. Most of the approximately ten thousand vocational schools and two-year colleges can not afford to "keep their own student loan paper". They need cash in the near term to operate their schools. Getting paid over twelve to forty-eight months or longer just is not feasible.

     COMPETITION
     -----------
     The business of direct and indirect lending for the purchase of installment notes from two-year colleges and vocational schools is limited and restricted to some banks and independent financial organizations such as the Company. A substantial amount of this financing is provided by a few small independent finance companies. Some of these competitors and potential competitors have significantly greater financial resources than the Company and, particularly in the case of captive finance companies, enjoy ready access to large numbers of educational institutions. The Company believes that a number of factors including historical market orientations, traditional risk-aversion preferences, and in some cases regulatory constraints, have discouraged some entities from entering the market where the Company operates.
However, as competition intensifies, well-capitalized concerns could enter the market and the Company could find itself at a competitive disadvantage.

     The market in which the Company operates consists primarily of relatively small independent finance companies doing business on a local or regional basis. Reliable data regarding the number of such companies and their market shares is unavailable. There are no significant barriers to entry in this market and, as capital becomes available to the existing companies and new entrants, it is probable that competition will intensify.

     EMPLOYEES
     ---------
     As of December 31, 1998, the Company had 1 employee and 6 consultants: The Company believes that the relationship with its employee and consultants is satisfactory.


ITEM 2.  PROPERTIES

     The Company leases its administrative office. The aggregate annual rental payments under lease is approximately $4,320. The approximate square feet of office space located at 1400 Medford Plaza, Medford, New Jersey is 360 square feet.

ITEM 3.  LEGAL PROCEEDINGS

        In 1997, the Company instituted claims against The
State of New York Department of Education in the amount of $348,000 for refunds of tuition monies advanced to licensed business schools that went out of business. The claims also call for consequential damages, interest and costs as a result of the failure by the New York Department of Education to pay the claims. The Tuition Reimbursement Fund, created under the Education Law of New York, was created for such instances. In
1998 the claims were denied and the matter has been appealed in the Supreme Court of the State of New York, Appellate Division. At this time no estimate can be made as to the time or the amount, if any, of any ultimate recovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                              PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCK HOLDER MATTERS

     The Company commenced trading in the Over-The-Counter (O-T-C) market on the OTC Bulletin Board. Effective December 17, 1997, the Company stock symbol changed from "CATV" to "HRVD". Stock prices prior to October, 1997 are not available. Stock prices from September, 1997 through March, 1999 were as follows:

          MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS
======================================================================
1997      1st Qtr        2nd Qtr        3rd Qtr        4th Quarter
          -------        -------        -------        -----------
          High   Low     High   Low     High   Low     High   Low
          ----------     ----------     ----------     ----------
Common
stock                                                  1.75   .875
----------------------------------------------------------------------
1998      1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
          -----------    -----------    -----------    -----------
          High   Low     High   Low     High   Low     High   Low
          ----------     ----------     ----------     ----------
Common
Stock     1.75 .3125     .3438  .3125   .375 .3125     .625 .2187
----------------------------------------------------------------------
1999      1st Quarter
          -----------
          High   Low
          ----------
Common
Stock     .25  .125
======================================================================
     The approximate number of record holders of the Company's common stock as of December 31, 1998 as determined from the Company's transfer agent's list of record holders was 76. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies. The Company believes that there are in excess of 300 beneficial holders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cautionary Statement
     --------------------
     When used in this Report on Form 10-KSB and in other public statements, both oral and written, by the Company and Company officers, the word "estimates," "project," "intend," "believe," "anticipate," and similar expressions, are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: 1) the Company's success in attracting new business; (2) the competition in the industry in which the Company competes; (3) the Company's ability to obtain financing on satisfactory terms; (4) the sensitivity of the Company's business to general economic conditions; and (5) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligations to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

     (A)  LIQUIDITY AND CAPITAL RESOURCES

     In 1997, the Company instituted claims against the New York Department of Education in the amount of $348,000 for refunds of tuition monies advanced to licensed business schools that went out of business. The claims also call for consequential damages, interest and costs as a result of the failure by the New York Department of Education to pay the claims. The Tuition Reimbursement Fund, created under the Education law, was created for such instances. In 1998 the claims were denied and the matter has been appealed in the Supreme Court of the State of New York, Appellate Division. As a result of the claim denial, an allowance for losses bas been applied in the amount of $348,000. This allowance has caused the Company to show a stockholders' deficiency in the amount of $330,000. At this time no estimate can be made as to the time or the amount, if any, of any ultimate recovery.

     The Company is currently in the process of pursuing both equity and debt financing. As of March, 1999, no such financing has been secured. If the Company is not successful in this endeavor, certain liabilities and obligations will continue to be past due, and the Company will need to seek alternative measures (i.e. debt restructuring) to allow it to continue operations.

     In March 1997, the Company issued six-month notes, paying interest of 20% per annum, with a common stock kicker of one share of common stock for every $2.00 loaned up to $250,000. The Company is encumbered for $230,000 plus accrued interest from this offering. The notes matured in August 1997 and are currently past due.

     There was no material commitment for capital expenditures as of December 31, 1998. Inflation was not a significant factor in the Company's financial statements.

     RESULTS OF OPERATIONS

     Fiscal 1998 Compared to Fiscal 1997

     Revenues
     --------
     Net revenues decreased by $120,000 (98%) in fiscal 1998 over 1997. This was caused by the fact that no new loans were originated during 1998, as the Company was attempting to secure debt or equity financing to allow for proper capitalization.

     The interest on loans increased by $17,845 (52%) due to the maturation of the loan portfolio and the resulting increase in interest earned.

     This net reduction was caused by several factors. First, interest income on loans declined by $75,000 (64%) due to the reduction in loan portfolio. Secondly, interest expense on outstanding notes payable increased by $18,000 (52%) due to the fact that the majority of notes payable were outstanding for the full fiscal year in 1998 versus 1997. Third, discount income on loans decreased by $19,000 (70%) due again to the fact that no new loans were originated during 1998, plus the return of a significant number of loans to various schools during 1998 due to the Company's inability to fund secondary and tertiary disbursements.

     Costs and Expenses
     ------------------
     Selling expense in fiscal 1998 increased by $44,000 (98%). The decrease was due to the reduction in sales personnel based on the Company's inability to originate new business caused by lack of proper financing.

     General and administrative expenses increased by $56,000 (42%). This increase was the result of allocated consulting expenses from a Company that owns stock in Harvard.

     Provision for credit losses was $411,000 in fiscal 1998 versus $0 in 1997. This significant increase was mainly caused by several of the Company's vocational school clients going out of business, and their students defaulting on their loan to Harvard, as well as the preliminary denial of the Company's claim for a $348,000 reimbursement from the New York Department of Education, as discussed above.

     Year 2000 Compliance
     --------------------
     All research indicates that the Company's exposure to this problem will be minimal. The Company's computers, local area network servers, software and phone system have all been purchased within the last three years. The manufacturers of the Company's systems have provided, or are on track to provide updates by the end of 1999, if needed.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See annexed financial statements under Item 13.


ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

     The directors, executive officers and control persons of the Company as of December 31, 1998 were as follows:

Name                     Age       Position Held with Company(1)
----                     ---       -----------------------------
Louis Kassen             59        Director, President, Treasurer
Stanton M. Pikus         58        Director, Secretary
Kevin J. McAndrew, CPA   40        Director, Vice President

(1) All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors are chosen and qualified. All officers hold office at the selection and choice of the Board of Directors of the Company.

Louis Kassen, Esq. - President, Treasurer, Director. Obtained the degree of Juris Doctor in 1966 from Temple University Law School in Philadelphia, PA. and his Bachelor's degree from Temple University in 1963. Mr. Kassen is a member of the New Jersey and Pennsylvania Bars and the New Jersey State Bar Association. Mr. Kassen and his firm, Louis Kassen, P.A., have served as both general and independent counsel for the Consumer Finance Divisions of several insurance companies. While representing these insurance companies, he directed the mortgage acquisition, documentation and closing departments. Mr. Kassen's firm also was retained by the Liquidation Division of the Pennsylvania Department of Insurance.

Stanton M. Pikus - Chairman of the Board, Secretary. Graduated from the Wharton School of the University of Pennsylvania (B.S. Economics and Accounting) in 1962. From 1968 to 1984 Mr. Pikus was President, Chief Executive Officer and majority stockholder of Brown, Bailey and Pikus, Inc., a mergers and acquisitions consulting firm. From 1984 to the present, Mr. Pikus has been President and Chairman of Canterbury Information Technology, Inc., a Nasdaq National Market public company, whose core business from 1981 until 1996 was the operation of vocational schools on a national basis. The Canterbury schools were licensed by the Federal Department of Education, as well as the various State Departments of Education and were approved by federally recognized accreditation agencies.

Kevin J. McAndrew - Treasurer, Director, Executive Vice President. He is a graduate of the University of Delaware (B.S. Accounting, 1980) and has been a Certified Public Accountant since 1982. From 1980 to 1983, Mr. McAndrew was an Auditor with the public accounting firm of Coopers & Lybrand in Philadelphia. From 1984 to 1986 he was employed as a Controller for a New Jersey-based division of Allied Signal, Inc. In June of 1987, he became Vice President and Chief Financial Officer of Canterbury. In 1991 and until 1996 he was Chief Operating Officer in charge of Canterbury's vocational schools in California, Florida, Nevada, New York, New Jersey and Pennsylvania.

ITEM 10.  EXECUTIVE COMPENSATION

     CASH COMPENSATION

     The Company had 1 full-time employee as of December 31, 1998.

     COMPENSATION OF DIRECTORS

     None

     TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     Not Applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) (B) The following table sets forth as of March, 1999 certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each shareholder owner of record or beneficially 5% or more of the Company's common stock (ii) each Director individually and (iii) all Officers and Directors of the Company as a group:

Class     Name of Beneficial Owner      Shares Owned  Percent of Class
-----     ------------------------      ------------  ----------------
Common    Stanton M. Pikus              2,002,500(1)   17.73%
Common    Kevin J. McAndrew               450,000       3.98%
Common    Louis Kassen                  1,192,500      10.56%
Common    William N. Levy               1,761,250      15.59%
Common    Canterbury Information
          Technology, Inc.              1,175,000      10.40%
Common    WCM Investments               1,017,320       9.01%
                                        ---------      ------
All Officers, Directors and 5%
Stockholders as a group (9 in number)   7,598,570      67.27%
----------------------------            =========      ======
(1) Stanton M. Pikus is the beneficial owner of owner of 130,000 shares held in his wife name and his son's trust account.

     CHANGE IN CONTROL

     None

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases office space under a month to month operating lease from Canterbury Information Technology, Inc., a company that owns stock in Harvard Financial Services, Corp.

                                   PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following are filed as a part of this Form 10-KSB on the pages indicated.

Consolidated Financial Statements                           Page No.
---------------------------------                           --------
Report of Independent Auditors . . . . . . . . . . . . . . .F-0
Consolidated Balance Sheets - December 31, 1998 and 1997 . .F-1 Consolidated Statements of Operations - Years ended
December 31, 1998 and 1997 . . . . . . . . . . . . . . . . .F-3
Consolidated Statements of Stockholders' Equity - Years
ended December 31, 1998 and 1997 . . . . . . . . . . . . . .F-4
Consolidated Statements of Cash Flows - Years ended
December 31, 1998 and 1997 . . . . . . . . . . . . . . . . .F-5
Notes to Consolidated Financial Statements . . . . . . . . .F-6

Exhibits
3(a) Articles of Incorporation of Capital Advisors
     Acquisition Corp.                                      *
3(b) By-Laws of the Registrant                              *
3(c) Certificate of Amendment to Articles of Incorporation
     changing the name to Harvard Financial Services Corp. **
21   Subsidiary of the Registrtant                          25
27   Financial Data Schedule                                26
* Incorporated by reference from the like-numbered exhibit to Form S-1 filed on January 30, 1989.
**   Incorporated by reference from from like-numbered exhibit to Form 8-K dated July 23, 1998.
Reports on Form 8-K filed during the last quarter of the period
covered by this report are as follows:    None.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Harvard Financial Services Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HARVARD FINANCIAL SERVICES CORP.


Dated: April 15,1999     By /s/ Louis Kassen
                            -------------------------
                            Louis Kassen, President, Treasurer, Director
                            Chief Executive Officer

Dated: April 15, 1999    By /s/ Kevin J. McAndrew
                            -------------------------
                            Kevin J. McAndrew, Vice President, Director
                            Chief Financial Officer


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of Harvard Financial Services Corp. and in the capacities and on the dates indicated.

Dated: April 15, 1999    By  /s/ Louis Kassen
                            -----------------------
                            Louis Kassen, Director



Dated: April 15, 1999    By /s/ Stanton M. Pikus
                            ------------------------
                            Stanton M. Pikus, Director

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
Harvard Financial Services Corp.
1400 Medford Plaza
Medford, New Jersey  08055


     We have audited the accompanying consolidated balance sheets of Harvard Financial Services Corp. and its subsidiary Harvard Financial Services, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) (years ended December 31, 1998, 1997 and 1996) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harvard Financial Services Corp. and its subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

                                   Baratz & Associates, P.A.

March 3, 1999

               CONSOLIDATED BALANCE SHEETS
                December 31, 1998 and 1997



                                  1998             1997
                                  ----             ----
ASSETS

Cash                          $      8,083   $      4,166

Receivables:
  Loans, net of allowance
    for losses of $28,065 for
    1998 and $15,000 for 1997      151,662        320,572

  Others, net of allowance for
    losses of $348,173 for 1998       -           348,173

  Stockholders                        -             3,750

Prepaid expenses                    15,500            400

Deferred income taxes               33,387          9,192

Property and equipment, net         10,104         13,250
                                  --------       --------

        Total Assets              $218,736       $699,503
                                  ========       ========


                                  Continued

The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED BALANCE SHEETS
                        December 31, 1998 and 1997
                                Continued


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                   1998                1997
                                   ----                ----
Liabilities:

Accounts payable
  and accrued liabilities          $ 101,254      $  58,281
Holdback to customers                 39,754        148,270
Unearned discounts                    18,108         31,272
Stockholders loans payable           273,000        230,000
Due to related party                 116,812          9,075
                                    --------      ---------

    Total Liabilities                548,928        476,898
                                    --------       --------

Stockholders' Equity (Deficiency):

Common stock, $.0001 par value,
  60,000,000 shares authorized;
  issued and outstanding
  11,295,806 and 14,805,806 at
  December 31, 1998 and 1997,
  respectively                         1,130         1,481
Additional paid-in capital           437,399       421,598
Deficit                             (768,721)     (200,474)
                                   ---------      ---------

    Total Stockholders'
     Equity (Deficiency)            (330,192)      222,605
                                   ---------      --------
    Total Liabilities and
     Stockholders' Equity
     (Deficiency)                   $218,736      $699,503
                                   =========      ========


The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended December 31, 1998 and 1997



                                             1998         1997
                                             -----        -----
Revenues

Interest earned on loans                     $ 42,382     $117,555
Less interest expense                          52,357       34,512
                                             --------     --------
                                               (9,975)      83,043
Loan discounts                                  6,953       27,876
Loan fees                                       4,709       10,796
                                              -------     --------
      Net revenues                              1,687      121,715
                                              -------     --------
Expenses

Selling                                           322       44,441
General and administrative                    188,739      132,753
Provision for credit losses                   410,787         -
                                             --------     --------

      Total expenses                          599,848      177,194
                                             --------     --------
Loss before income taxes benefit             (598,161)     (55,479)
Income tax benefit                             29,914        8,322
                                             --------     --------

Net loss                                    $(568,247)   $ (47,157)
                                             ========     ========
Basic net loss per common share             $    (.04)   $    (.01)
                                             ========     ========

Weighted average:
  Average common shares outstanding
      (Basic)                              14,961,929   14,791,740
                                            =========    =========


The accompanying notes are an integral part of these financial statements.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1998 and 1997

                                        Common Stock    Additional   Retained     Total
                                                          Paid-In    Earnings  Shareholders'
                                       Shares     Amount  Capital     Deficit     Equity
                                       -----------------------------------------------------
Balance, January 1, 1996, as
  previously reported                  1,325,000 $     85  $  13,937 $ (14,022) $

Pooling of interest with
  Harvard Financial Services, Inc. 1,125,000,000  112,500    207,840   (23,330)   297,010
                                       ---------  -------    -------   -------   --------
Balance January 1, 1996
  as restated                      1,126,325,000  112,585    221,777   (37,352)   297,010

Stock issued for legal
  and consulting services                150,000       15      1,485       -        1,500

Stock issued for cash                    500,000       50      9,950       -       10,000

Reverse stock split               (1,115,705,223)(111,523)   111,523       -           -

Stock issued for legal and
  consulting services                  3,500,000      350     69,650       -       70,000

Dividend distributions
  ($.11 per share)                         -           -        -      (35,901)   (35,901)

Net loss for the year                      -           -        -      (62,113)   (62,113)
                                      ----------     -----   -------   --------   --------

Balance, December 31, 1996            14,769,777     1,477   414,385  (135,366)   280,496

Stock issued for cash                     40,250         4     2,246       -        2,250

Stock cancelled                           (4,221)      -         -         -           -

Additional paid-in capital                 -           -       4,967       -        4,967

Dividends distributions ($.06 per share)   -           -         -     (17,951)   (17,951)

Net loss for the year                      -           -         -     (47,157)   (47,157)
                                      ----------  --------  --------  ---------  --------
Balance, December 31, 1997            14,805,806     1,481   421,598  (200,474)   222,605

Stock issued for debt issuance costs     240,000        24    19,176       -       19,200

Stock cancelled                       (3,750,000)     (375)   (3,375)      -       (3,750)

Net loss for the year                      -           -         -    (568,247)  (568,247)
                                      ----------  -------- --------- ---------- ----------
Balance, December 31, 1998            11,295,806  $  1,130 $ 437,399 $(768,721) $(330,192)
                                      ==========  ======== ========= ========== ==========

The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1998 and 1997

                                        1998           1997
                                        ----           ----
Cash flows from operating activities
  Net loss                              $(568,247)     $(47,157)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Issuance of stock for debt
        issuance costs                     19,200           -
      Provision for credit losses         361,238           -
      Depreciation                          3,146         2,479

Changes in operating assets
 and liabilities
      Decrease in receivables             163,349        98,218
      Increase in prepaid expenses        (15,100)          -
      Increase in deferred income taxes   (24,195)       (5,794)
      Increase in accounts payable
        and accrued liabilities            42,973        23,458
      Decrease in holdback to customers  (108,516)     (265,505)
      Decease in unearned discounts       (13,164)      (41,458)
      Increase due to related party       100,233        16,579
      Decrease in income taxes payable        -          (7,736)
                                        ---------      ---------
Net cash used in operating activities     (39,083)     (226,916)
                                        ---------      ---------
Net cash used in investing activities
      Purchase of equipment and fixtures      -         (15,729)
                                        ---------      ---------
Cash flows from financing activities
      Proceeds from stockholders loans     43,000       230,000
      Proceeds from sale of common stock      -           2,250
      Increase in additional paid-in capital  -           4,967
      Dividend distributions                  -         (17,951)
                                        ---------      ---------
Net cash provided by financing activities  43,000       219,266
                                        ---------      ---------
Net increase (decrease) in cash             3,917       (23,379)

Cash, beginning                             4,166        27,545
                                        ---------     ---------

Cash, ending                            $   8,083      $  4,166
                                        =========      ========
Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1998 and 1997

1. Summary of Significant Accounting Policies

     Nature of Operations
     Harvard Financial Services Corp. (the Company) formerly known as Capital Advisors Acquisition Corporation, purchases installment loans from vocational schools and higher educational institutions. These loans are initially contracted between the educational institutions and their students. Terms and conditions of the purchase of these loans are based on contracts with educational institutions throughout the United States.

     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.

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

     Concentration of Credit Risk
     Financial instruments which potentially subject the Company to concentration of credit risk are receivables (loan and others) and cash. The Company performs credit evaluations of its customers' financial condition and, generally, does not require collateral from same. The Company maintains deposit accounts with high quality financial institutions. At any time, such deposits may exceed FDIC insurance limits.

     Loans Receivable and Allowances for Losses
     Loans receivable that management has the intent and ability to hold for the foreseeable future, maturity or payoff are reported at their unpaid principal balances less any chargeoffs. Management's periodic evaluation of the adequacy of the allowance for losses is based on the Company's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, and current economic conditions.

     Disclosures About Fair Value of Financial Instruments
     The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments.

Cash, receivables, accounts payable and accrued liabilities and holdback to customers approximate their fair value at December 31, 1998 because of their short maturity.

Stockholders loans payable and due to related party were negotiated between related parties. A reasonable estimate of fair value is not practical to obtain because of the related party nature of these items and the lack of quoted market price.

     Property and Equipment
     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed by applying the straight line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Property and equipment consisted of the following at December 31:

                                   1998           1997
     Equipment                     $14, 788        $14,788
     Furniture                          941            941
                                    -------       --------
                                     15,729         15,729
     Less accumulated depreciation    5,625          2,479
                                    -------       --------
     Net property and equipment     $10,104        $13,250
                                    =======        =======

     Revenue Recognition
     The Company records interest income and loan discounts ratably over the term of the purchased loans which extend for approximately twelve to eighty-four months. Receivables from consumer loans are recorded when the contract is purchased. Unearned loan discounts represent revenue to be recognized over the term of the loans.

     Income Taxes
     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting For Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this approach, deferred income taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax law will be reflected in the tax provision as they occur.

     Earnings Per Share
     The earnings per share computation have been made in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted in 1998; prior period accounts were restated. Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period.
Diluted earnings per common share is computed using the combination of dilutive common shares equivalents and the weighted average number of common shares outstanding during the period.

2. Other Receivables

     In 1997, the Company instituted a claim against the New York Department of Education in the amount of $324,887 for a refund of tuition monies advanced to a licensed business school that went out of business on May 23, 1997. The claim also calls for consequential damages, interest and costs as a result of the failure by the New York Department of Education to pay the claim. The Tuition Reimbursement Fund, created under the Education Law, was created for such instances. In 1998, the claim was denied, and the matter has been appealed in the Supreme Court of the State of New York, Appellate Division. As a result of the claim denial, an allowance for losses has been applied in the amount stated above. An additional loss allowance in the amount of $23,286 has been applied against a similar claim. At this time, however, no estimate can be made as to the time or the amount, if any, of ultimate recovery.

3. Holdback to Customers

     Contract terms with educational institutions entitle the Company to holdback a percentage of loans receivable until certain requirements are met. The holdback amount is required to be deposited in separate cash and cash equivalent accounts on behalf of the educational institutions. At December 31, 1998 and 1997 the Company did not have sufficient cash to maintain or fund these separate accounts.

4. Income Tax Benefit

     Income tax benefit for the years ended December 31, 1998 and 1997 are as follows:

                                1998      1997
     Current
     Federal                   $5,719    $1,313
     State                        -       1,215
                               ------    ------
                                5,719     2,528
                               ------    ------
     Deferred
     Federal                   14,735     4,152
     State                      9,460     1,642
                              -------  --------
                               24,195     5,794
                              -------  --------

     Total income tax benefit $29,914    $8,322
                              =======    ======

     Deferred income taxes reflect the net tax effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards.

     Significant items comprising the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 were as follows:
                              1998      1997
                              ----      ----
Deferred tax assets:
Loans receivable              $150,269  $    2,323
Operating loss carryforwards   123,311      32,795
                              --------    --------
Total deferred tax assets      273,580      35,118
Deferred tax liability:
Equipment and furniture           (971)       (148)
                              --------    --------
Net deferred tax assets        272,609      34,970
Valuation allowance           (239,222)    (25,778)
                              --------    --------

Net deferred tax balance      $ 33,387    $  9,192
                              ========    ========

     At December 31, 1998 and 1997 the Company recorded a valuation allowance against its deferred tax assets to amounts which are more likely than not to be realized. At December 31, 1998, the Company had net operating loss carryforwards approximating $279,000 (federal) and $318,000 (state) which expire at various dates through 2019.

5. Related Party Transactions

     Related party transactions in 1998 and 1997 included the following:

     In 1997, the Company advanced certain stockholders $3,750 for the purpose of purchasing the Company's subsidiary common stock. In 1998 the stockholders advances were removed from the financial statements for non-payment and the common stock (3,750,000 shares) was cancelled.

     At December 31, 1997 the Company owed a related party (a company that has ownership in Harvard Financial Services Corp.) $9,075. In 1997
the related party charged the Company an aggregate amount of $107,737 for consulting services, rent and other miscellaneous costs resulting in a $116,812 balance due to the related party at December 31, 1998.

     At December 31, 1997 loans were payable to Company stockholders in the aggregate amount of $230,000. In 1998 additional advances were made in the amount of $43,000 resulting in $273,000 due to the stockholders at December 31, 1998. The loans are payable on demand and uncollateralized. Interest is charged at 20% per annum on the outstanding borrowings. Interest charges of $86,857 and $34,500 were accrued at December 31, 1998 and 1997 respectively.

    The Company leases office space under a month to month operating lease from a company that has ownership in Harvard Financial Services Corp.
Rent expense was $4,320 (each) in 1998 and 1997.

    In 1998, 240,000 shares of the Company's common stock were issued in exchange for debt issuance costs of $19,200.

    In 1997, 1,170,000 shares of common stock in the Company's subsidiary were issued in exchange for professional fees of $1,200.

6.   Dividends

     In 1997 and 1996 dividends in the aggregate amount of $17,951 and $35,901, respectively, were declared on the Company's convertible preferred stock issued by the Company's subsidiary. All the preferred stock was converted into common stock in 1997. No dividends were paid in 1998.

7.   Acquisition

     On December 11, 1997, the Company issued 11,250,000 shares of its common stock in exchange for the entire outstanding common stock of Harvard Financial Services, Inc. (HFSI). The transaction was accounted for as a pooling of interest, and as a result, the Company's 1997 financial statements were based on the assumption that the companies were combined for the entire year. The 1996 financial statements were restated to give effect for the combination. Transactions between December 11, 1997 and December 31, 1997 were immaterial. Summarized results of operations of the separate companies for the year ended December 31, 1997 were as follows:

                    Harvard Financial        Harvard Financial
                    Service Corporation      Services, Inc.
                    -------------------      -----------------
Net revenue              $   -               $ 121,715

Net income (Loss)        $ 1,725             $ (48,882)

8.   Reclassifications

     Certain reclassifications were made to the 1997 financial statements to conform to the 1998 presentation.

9.   Supplemental Cash Flow Information

     Cash paid during the years ended December 31, 1998 and 1997 for taxes were $300 (1998) and $5,209 (1997). No interest was paid in 1998 and 1997.

     Noncash investing and financing activities for the year ended December 31, 1997 consisted of the acquisition of HFSI through the issuance the Company's common stock. The transaction was recorded as follows:

     Fair value of assets acquired      $701,634

     Liabilities assumed                (463,402)
                                        --------
                                        $238,232
                                        ========
10.  Contingency

     In October 1997, a judgement was entered against the Company in favor of a vocational school for the amount of $33,000 that represented secondary and tertiary disbursements due the school. At December 31, 1997 this amount was included in the financial statements as a liability (holdback to customers).

     In November 1997, the Company filed a lawsuit against the vocational school alleging failure to comply with certain contractual obligations as well as various forms of misrepresentation. The Company is attempting to recover the $33,000 together with costs and legal fees.
At this time, no estimate can be made as to the time or the amount, if any, of ultimate recovery.
                                   F-10