Form 10-Q
period 1999-03-31
HARVARD FINANCIAL SERVICES CORP
filed 1999-05-13
CIK 844893

                           FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


For Quarter Ended:                   Commission File Number:
March 31, 1999                                    033-26344



                 HARVARD FINANCIAL SERVICES CORP.
    Formerly known as Capital Advisors Acquisition Corporation
      (Exact name of registrant as specified in its charter)


      Delaware                            75-2254748
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


     The number of shares outstanding of the registrant's common stock as of the date of the filing of this report:  11,295,806 shares.

FORM 10-QSB

                  PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 HARVARD FINANCIAL SERVICES CORP.

                   CONSOLIDATED BALANCE SHEETS


ASSETS
                               March 31,
                                 1999              December 31,
                              (Unaudited)             1998
                              -----------         -----------

Cash                          $      3,079        $      8,083
Receivables:
  Loans receivable, net            145,389             151,662
Deferred income taxes               33,387              33,387


Prepaid expenses                    15,500              15,500

Property and equipment, net          9,317              10,104
                              ------------        ------------
      Total Assets            $    206,672         $   218,736
                              ============        ============














                      See Accompanying Notes

FORM 10-QSB

                 HARVARD FINANCIAL SERVICES CORP.
                   CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31,      December 31,
                                     1999            1998
                                  (Unaudited)
                                   ---------      -----------
Liabilities:

Stockholders loans payable              $273,000       $230,000
Accounts payable and accrued liabilities 118,592        101,254
Holdback to customers                     39,754         39,754
Unearned discounts                        15,796         18,108
Due to related party                     116,812        116,812
                                        --------       --------

     Total Liabilities                   563,954        548,928


Stockholders' Equity:
Common stock, $.0001 par value,
  60,000,000 shares authorized;
  issued and outstanding 11,295,806        1,130          1,130
Additional paid-in capital               437,399        437,399
Deficit                                 (795,811)      (768,721)
                                        --------       --------
     Total Stockholders' Equity         (357,282)      (330,192)
                                        --------       --------
     Total Liabilities and
       Stockholders' Equity             $206,672       $218,736
                                        --------       --------











                      See Accompanying Notes

FORM 10-QSB

                 HARVARD FINANCIAL SERVICES CORP.
                CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month periods ended March 31, 1999, and March 31, 1998, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                                  Three-Months Ended
                                      March 31,
                                     (Unaudited)
                                1999              1998
                                ----              ----
Revenues

Interest on loans             $      2,944        $ 10,565
Less interest expense              (16,654)         11,500
                              ------------     -----------
                                   (13,710)           (935)
Discount on loans                    2,312             628
Loan fees                              307             928
                              ------------     -----------
     Net revenues                  (11,091)            621

Expenses

Selling                                210             141
General and administrative          15,789          21,496
Provision for credit losses            -            33,759
                              ------------     -----------
     Total expenses                 15,999          55,396
                              ------------     -----------
Loss before income taxes           (27,090)        (54,775)
Income tax (benefit) expense           -            (8,216)
                              ------------      ----------
Net income (loss)             $    (27,090)    $   (46,559)
                              ============      ==========
Net income (loss) per
  common share                $      (.002)    $     (.003)
                              ------------      ----------
Weighted average common
  shares outstanding:
     Basic                      11,296,000      14,807,000
                              ============      ==========

                      See Accompanying Notes

FORM 10-QSB

                 HARVARD FINANCIAL SERVICES CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE-MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


                                        March 31,      March 31,
                                          1999           1998
                                        ---------      ---------
Cash flows from operating activities
  Net income (loss)                     $(27,090)      $(46,559)

  Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities

      Provision for credit losses           -            33,759
      Depreciation                           787            786

Changes in operating assets and
  liabilities

      Decrease in receivable               6,273         51,810
      Decrease/(increase) in
        deferred income taxes               -            (8,216)
      Increase in accounts payable
        and accrued liabilities           17,338         16,063
      Decrease in holdback to
        customers                         -             (43,477)
      Decease in unearned discounts      (2,312)         (6,840)
                                        --------       --------

  Net cash used in operating activities  (5,004)         (2,674)
                                        --------       ---------
  Net cash used in investing activities     -              -
                                        --------       ---------
Net cash provided by financing
  activities                                -              -
                                        --------       ---------
Net decrease in cash                     (5,004)         (2,674)

Cash, beginning                           8,083           4,166
                                        --------       ---------
Cash, ending                            $ 3,079        $  1,492
                                        ========       =========
                  See Accompanying Notes

10-QSB

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

     Statement of Cash Flows
     For purposes of the Statement of Cash Flows, cash refers solely to demand deposits with banks and cash on hand.

     Depreciation and Amortization
     The Company depreciates and amortizes its property and equipment for financial statement purposes using the straight-line method over the estimated useful lives of the property and equipment (useful lives of leases or lives of leasehold improvements and leased property under capital leases, whichever is shorter). For income tax purposes, the Company uses accelerated methods of depreciation.

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

     Recent Accounting Pronouncements
     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determining stock based compensation expense or to continue with the provisions of the Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees" and provide pro-forma disclosures of the effects on net income and earnings per share. The Company has elected to continue to utilize the provisions of APB 25 to account for stock-based compensation. The effect of applying SFAS 123's fair value method to the Company's stock-based awards results in net income and earnings per share that are not materially different from amounts reported.

2.  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the three-month period ending March 31, 1999 was $787. Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Property and equipment consisted of the following at March 31, 1999:

     Equipment                          $14,788
     Furniture                              941
                                        -------
                                         15,729
     Less accumulated depreciation       (6,412)
                                        -------
     Net property and equipment        $  9,317
                                       ========

Item 2.   Management's Discussion of Financial Condition and Results of
          Operations

Liquidity and Capital Resources

     The Company is currently in the process of pursuing both equity and debt financing. As of May 15, 1999, no such financing has been secured. If the Company is not successful in this endeavor, certain liabilities and obligations will continue to be past due, and the Company will need to seek alternative measures (i.e. debt restructuring) to allow it to continue operations. The Company's ability to properly finance the purchase of installment notes from its school customers is directly related to results of the pursuit of external capital.

     During the past several months, the Company has not purchased any new loans from its school customers, based on the lack of external financing. In the meantime, it will continue to service its existing portfolio of loans.

     There was no material commitment for capital expenditures as of March 31, 1999. Inflation was not a significant factor in the Company's financial statements.

Results of Operations

Revenues
     Net revenues for the three months ended March 31, 1999 decreased $12,000 over the comparable three-month period in fiscal 1998. This decrease was due to an increase in interest expense of $5,000 in 1999 caused by an increase in notes payable coupled with a $7,000 decrease in interest income due to a reduced portfolio size.

Costs and Expenses
     General and administrative costs decreased $6,000 (28%) over the previous year. The decrease was attributable to the Company reducing personnel-related costs in 1999. Also, provision for credit losses was reduced significantly ($34,000) in 1999 versus the three-month period in 1998, as the Company believes that current reserve levels are adequate.

                        PART II - OTHER INFORMATION

Item 1  Legal Proceedings

        In 1997, the Company instituted claims against the New York Department of education in the amount of $348,000 for refunds of tuition monies advanced to licensed business schools that went out of business. The claims also call for consequential damages, interest and costs as a result of the failure by the New York Department of Education to pay the claims. The Tuition Reimbursement Fund, created under the Education law, was created for such instances. In 1998 the claims were denied and the matter has been appealed to the Supreme Court of the State, Appellate Division. At this time no estimate can be made a to the time or the amount, if any, of any ultimate recovery.

        The Company is contesting the suit. At this time, however, no estimate can be made as to the amount of the damages sought.

Item 2  Changes in Securities

        None

Item 3  Defaults Upon Senior Securities

        None

Item 4  Submission of Matters to a Vote of Security Holders

        None

Item 5  Other Information

        None

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


                    HARVARD FINANCIAL SERVICES CORP.
                    (Registrant)


                    By/s/ Louis Kassen
                    ------------------------
                    Louis Kassen
                    President, Director
                    (Chief Executive Officer and duly authorized signer)


                    By/s/ Kevin J. McAndrew
                    ------------------------
                    Kevin J. McAndrew, C.P.A.
                    Executive Vice President, Director
                    (Chief Financial Officer and duly authorized signer)


May 13, 1999