Form 10-Q
period 1999-06-30
HARVARD FINANCIAL SERVICES CORP
filed 1999-08-13
CIK 844893

FORM 10-QSB
                                 -----------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                       -------------------------------

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended:                                 Commission File Number:
June 30, 1999                                                    033-26344

                      HARVARD FINANCIAL SERVICES CORP.
                      --------------------------------
         Formerly known as Capital Advisors Acquisition Corporation
           (Exact name of registrant as specified in its charter)

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

         X     Yes                       No
       -----                     -----

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

ASSETS
------
                                          June 30,
                                            1999       December 31,
                                         (Unaudited)       1998
                                        ------------   ------------

 Cash                                   $      4,151   $    8,083

 Receivables:
   Loans receivable, net                     136,802      151,662

 Deferred income taxes                        33,387       33,387

 Prepaid expenses                             15,500       15,500

 Property and equipment, net                   8,531       10,104
                                        ------------   ----------
     Total Assets                       $    198,371     $218,736
                                        ============   ==========











                             See Accompanying Notes

FORM 10-QSB

                         HARVARD FINANCIAL SERVICES CORP.
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                             June 30,
                                               1999       December 31,
                                            (Unaudited)       1998
                                            -----------   ------------
Liabilities:

Stockholders loans payable                    $273,000    $273,000
Accounts payable and accrued liabilities       136,986     101,254
Holdback to customers                           39,754      39,754
Unearned discounts                              15,398      18,108
Due to related party                           116,812     116,812
                                              --------    --------
    Total Liabilities                          581,950     548,928


Stockholders' Equity:

Common stock, $.0001 par value,
  60,000,000 shares authorized;
  issued and outstanding 11,295,806              1,130       1,130
Additional paid-in capital                     437,399     437,399
Deficit                                       (822,108)   (768,721)
                                             ---------    --------
    Total Stockholders' Equity                (383,579)   (330,192)
                                             ---------   ---------
    Total Liabilities and
      Stockholders' Equity                    $198,371    $218,736
                                             =========   =========





                            See Accompanying Notes

FORM 10-QSB


                       HARVARD FINANCIAL SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three and six-month periods ended June 30, 1999 and June 30, 1998 are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                                Three months ended      Six months ended
                                      June 30,               June 30,
                                ------------------      -----------------
                                    (Unaudited)            (Unaudited)
                                1999          1998      1999          1998
Revenues

Interest on loans               $  2,301     $  3,244    $  5,245   $ 13,809
Less interest expense             13,500       12,982      30,154     24,482
                                --------     --------    --------   --------
                                 (11,199)      (9,738)    (24,909)   (10,673)
Discount on loans                    398        2,881       2,710      3,509
Loan fees                             43           84         350      1,012
                                --------     --------    --------   --------
      Net revenues               (10,758)      (6,773)    (21,849)    (6,152)
                                --------     --------    --------   --------
Expenses

Selling                              -            181         210        322
General and administrative        12,890       21,330      28,679     42,826
Provision for credit losses        2,650           71       2,650     33,830
                                --------      -------    --------    -------
      Total expenses              15,540       21,582      31,539     76,978
                                --------      -------    --------    -------
Income (loss) before
  income taxes                   (26,298)     (28,355)    (53,388)   (83,130)
Income tax (benefit)
  expense                            -         (4,253)        -      (12,470)
                                --------      -------     --------   -------
Net income (loss)                (26,298)     (24,102)  $ (53,388)  $(70,660)
                               =========      =======     ========   =======
Net income (loss) per
 common share                     $(.002)      $(.002)     $(.005)   $ (.005)
                               =========      =======     ========   =======
Weighted average common
 shares outstanding:
     Basic                    11,296,000   14,806,805  11,296,000 14,806,805
                              ==========   ==========  ========== ==========

                            See Accompanying Notes

FORM 10-QSB

                      HARVARD FINANCIAL SERVICES CORP.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE-MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                               June 30,      June 30,
                                                 1999          1998
                                               --------      --------
  Cash flows from operating activities
    Net loss                                    $(53,388)    $(70,660)
    Adjustments to reconcile net
     loss to net cash used in
     operating activities:
       Provision for credit losses                 2,650       33,830
       Depreciation                                1,573        1,573

  Changes in operating assets and liabilities
       Decrease in receivables                    12,210       52,727
       Increase in deferred income taxes             -        (12,470)
       Increase in accounts payable and
        accrued liabilities                       35,733       23,305
       Decrease in holdback to customers             -        (60,208)
       Decease in unearned discounts              (2,710)      (9,720)
       Decrease in security deposits                 -            400
                                                 -------      -------
  Net cash used in operating activities           (3,932)     (41,223)
                                                 -------      -------

  Net cash used in investing activities
       Purchase of property and equipment             -            -
                                                 -------      -------
  Cash flow from financing activities
       Proceeds from notes payable from lenders      -         43,000
                                                 -------      -------

  Net cash provided by financing activities          -         43,000
                                                 -------      -------
  Net increase/(decrease) in cash                 (3,932)       1,777

  Cash, beginning                                  8,083        4,166
                                                 -------      -------
  Cash, ending                                  $  4,151    $   5,943
                                                 =======     ========


                           See Accompanying Notes

                     HARVARD FINANCIAL SERVICES CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Operations and Summary of Significant Accounting Policies

   Nature of Operations
   Harvard Financial Services, Corp. (the Company), formerly known as Capital Advisors Acquisition Corporation, provides tuition funding to creditworthy students by purchasing preapproved installment notes from vocational schools and two year colleges.
These notes were entered into between the schools and their students. The terms and conditions of the purchase of these installment notes are based on contracts with educational institutions in the Northeastern United States. Activities have been suspended pending funding, if any.

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

   Earnings Per Share
   Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which required the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the diluted effect of securities that could be exercised or converted into common stock. There were no dilutive securities outstanding as of June 30, 1999 or June 30, 1998.

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

2.  Property and Equipment

   Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the three-month period ending June 30, 1999 was $787. Expenditures for maintenance and repairs are charged against income as incurred.
When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Property and equipment consisted of the following at June 30, 1999:

        Equipment                          $14,788
        Furniture                              941
                                          --------
                                            15,729
        Less accumulated depreciation       (7,198)
                                          --------
        Net property and equipment        $  8,531
                                          ========

Item 2.      Management's Discussion of Financial Condition and Results of
             Operations

   Liquidity and Capital Resources
   The Company is currently in the process of pursuing both equity and debt financing. As of August, 1999, no such financing has been secured. If the Company is not successful in this endeavor, certain liabilities and obligations will continue to be past due, and the Company will need to seek alternative measures (i.e. debt restructuring) to allow it to continue operations. The Company's ability to properly finance the purchase of installment notes from its school customers is directly related to results of the pursuit of external capital.

   During the past several months, the Company has not purchased any new loans from its school customers, based on the lack of external financing. In the meantime, it will continue to service its existing portfolio of loans.

   There was no material commitment for capital expenditures as of June 30, 1999. Inflation was not a significant factor in the Company's financial statements.

   Year 2000 Compliance
   All research indicates that the Company's exposure to this problem will be minimal. The Company's computers, local area network servers, software and phone system have all been purchased within the last three years. The manufacturers of the Company's systems have provided, or are on track to provide updates by the end of 1999, if needed.
Results of Operations

Revenues
   Net revenues for the six months ended June 30, 1999 decreased $16,000 over the comparable six-month period in fiscal 1998. This decrease was due to an increase in interest expense of $6,000 in 1999 caused by an increase in notes payable coupled with a $9,000 decrease in interest income due to a reduced portfolio size.

Costs and Expenses
   General and administrative costs for the three-month period ending June 30, 1999 decreased $8,000 (38%) over the previous year and for the six-month period costs reduced by $14,000 (33%). The decrease was attributable to the Company reducing personnel-related costs in 1999. Also, provision for credit losses was reduced significantly ($34,000) in 1999 versus the three-month period in 1998, as the Company believes that current reserve levels are adequate.


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

Item 2     Changes in Securities
  None

Item 3     Defaults Upon Senior Securities
  None

Item 4     Submission of Matters to a Vote of Security Holders
  None

Item 5     Other Information

Item 6     Exhibits and Reports on Form 8-K
      (a)  Exhibits:  None
      Reports on Form 8-K:  None


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            HARVARD FINANCIAL SERVICES CORP.
            (Registrant)


            By/s/ Louis Kassen
            ----------------------
            Louis Kassen
            President, Director
            (Chief Executive Officer and duly authorized signer)


            By/s/ Kevin J. McAndrew
            -----------------------
            Kevin J. McAndrew, C.P.A.
            Executive Vice President, Director
            (Chief Financial Officer and duly authorized signer)






August 12, 1999