Form 10-Q
period 1999-09-30
HARVARD FINANCIAL SERVICES CORP
filed 1999-11-15
CIK 844893

FORM 10-QSB

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                     Commission File Number:
September 30, 1999                          033-26344

              HARVARD FINANCIAL SERVICES CORP.
     (Exact name of registrant as specified in its charter)


Delaware                                         75-2254748
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

        X     Yes                 No
    ---------         -----------

    The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 11,295,806 shares.

FORM 10-QSB

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   HARVARD FINANCIAL SERVICES CORP.
                   CONSOLIDATED BALANCE SHEETS


ASSETS
                              September 30,       December 31,
                                 1999                1998
                              (Unaudited)
                             -------------       ------------


Cash                         $      2,692        $      8,083

Receivables:
   Loans receivable, net           58,495             151,662

Deferred income taxes              33,387              33,387

Prepaid expenses                   15,500              15,500

Property and equipment, net         7,744              10,104
                             --------------      ------------

      Total Assets           $    117,818            $218,736
                             ==============      ============









                             See Accompanying Notes

FORM 10-QSB

                   HARVARD FINANCIAL SERVICES CORP.
                   CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY

                                    September 30,     December 31,
                                        1999               1998
                                     (Unaudited)
                                    -------------     ------------

    Liabilities:

    Stockholders loans payable         $273,000       $273,000
    Accounts payable and
      accrued liabilities               150,165        101,254
    Holdback to customers                39,754         39,754
    Unearned discounts                   14,266         18,108
    Due to related party                116,812        116,812
                                       --------       --------
    Total Liabilities                   593,997        548,928


    Stockholders' Equity:

    Common stock, $.0001 par value,
       60,000,000 shares authorized;
       issued and outstanding
       11,295,806                         1,130          1,130
    Additional paid-in capital          437,399        437,399
    Deficit                            (914,708)      (768,721)

          Total Stockholders' Equity   (476,179)      (330,192)
                                       --------       --------
          Total Liabilities and
            Stockholders' Equity       $117,818       $218,736
                                       ========       ========



                      See Accompanying Notes

FORM 10-QSB
              HARVARD FINANCIAL SERVICES CORP.
              CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three and nine-month periods ended September 30, 1999 and September 30, 1998 are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                          Three months ended     Nine months ended
                             September 30,         September 30,
                          ------------------     -----------------
                             (Unaudited)            (Unaudited)
                           1999       1998        1999         1998
Revenues
Interest on loans       $     905    $  4,808    $  6,150     $ 18,617
Less interest expense      13,499      18,019      43,653       42,501
                         --------    --------    --------     --------
                          (12,594)    (13,211)    (37,503)     (23,884)

Discount on loans           1,132       1,292       3,842        4,801
Loan fees                      72         284         422        1,296
                         --------    --------    --------      --------
    Net revenues          (11,390)    (11,635)    (33,239)     (17,787)
                         --------    --------    --------      --------
Expenses
Selling                      -           -            209          322
General and
   administrative           6,208      26,973      34,888       69,799
Provision for
   credit losses           75,000        -         77,650       33,830
                         --------    --------    --------     --------
Total expenses             81,208      26,973     112,747      103,951
                         --------    --------    --------     --------
Loss before
  income taxes            (92,598)    (38,608)   (145,986)    (121,738)
Income tax benefit           -         (5,791)       -         (18,261)
                         --------    --------    --------     --------
Net loss                  (92,598)    (32,817)  $(145,986)   $(103,477)
                         ========    ========    ========    =========
Net loss per
  common share            $ (.008)   $  (.003)   $  (.013)     $ (.009)
                         ========    ========    ========    =========
Weighted average common
  shares outstanding:
    Basic              11,295,806  11,056,805  11,295,806   11,056,805
                      ===========  ==========  ==========   ==========

                        See Accompanying Notes

FORM 10-QSB
                   HARVARD FINANCIAL SERVICES CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1999
                        AND SEPTEMBER 30, 1998

                                  September 30,   September 30,
                                             1999           1998
                                        -------------  --------------
    Cash flows from
     operating activities
       Net loss                            $(145,986)     $(103,477)
       Adjustments to reconcile net
        loss to net cash used in
        operating activities:
          Provision for credit losses         77,650         33,830
          Depreciation                         2,360          2,359
    Changes in operating assets
     and liabilities
          Decrease in receivables             15,517         73,086
          Increase in deferred
           income taxes                           -         (18,261)
          Increase in accounts
           payable and accrued
           liabilities                        48,910         42,411
          Decrease in holdback
           to customers                          -          (59,663)
          Decease in unearned discounts       (3,842)       (11,012)
          Decrease in security deposits          -              400
                                           ----------     ---------
       Net cash used in operating
         activities                           (5,391)       (40,327)
                                           ----------     ---------
       Net cash used in
         investing activities
          Purchase of property
           and equipment                        -              -
                                            ----------     ---------
       Cash flow from financing
         activities
          Proceeds from notes payable
           from lenders                          -            43,000
                                            ----------     ---------
    Net cash provided by
      financing activities                      -             43,000
                                            ----------     ---------
    Net increase/(decrease) in cash             (5,391)        2,673
    Cash, beginning                              8,083         4,166
                                            ----------     ---------
    Cash, ending                            $    2,692      $  6,839
                                            ==========      ========
                    See Accompanying Notes







                HARVARD FINANCIAL SERVICES, CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Earnings Per Share
    Effective December 31, 1997, the Company adopted
Statement of Financial Accounting Standards No. 128, "Earnings per Share", which required the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the diluted effect of securities that could be exercised or converted into common stock. There were no dilutive securities outstanding as of September 30, 1999 or September 30, 1998.

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

2.  Property and Equipment

    Property and equipment are recorded at cost.
Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense for the three-month period ending September 30, 1999 was $787. Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

    Property and equipment consisted of the following at September 30, 1999:

    Equipment                          $14,788
    Furniture                              941
                                       -------
                                        15,729
    Less accumulated depreciation       (7,985)
                                       -------
    Net property and equipment         $ 7,744
                                       =======

Item 2.  Management's Discussion of Financial Condition and
         Results of Operations

Liquidity and Capital Resources
    The Company has been pursuing both equity and debt financing for the past two years. As of November, 1999, no such financing has been secured. If the Company is not successful in this endeavor, certain liabilities and obligations will continue to be past due, such as the notes payable of $273,000. Interest expense on these notes continues to be accrued, but there is no guarantee that there will be sufficient funds to meet either the principal or accrued interest obligations. If the Company does not secure additional financing, its ability to continue operations is in question.

    The Company has not purchased any new loans from its school customers, based on the lack of external financing. In the meantime, it will continue to service its existing portfolio of loans.

    There was no material commitment for capital expenditures as of September 30, 1999. Inflation was not a significant factor in the Company's financial statements.

    Year 2000 Compliance
    All research indicates that the Company's exposure to this problem will be minimal. The Company's computers, local area network servers, software and phone system have all been purchased within the last three years. The manufacturers of the Company's systems have provided, or are on track to provide updates by the end of 1999, if needed.

Results of Operations

Revenues
    Net revenues for the nine months ended September 30, 1999 decreased $15,000 over the comparable nine-month period in fiscal 1998. This decrease was due to a decrease in interest income of $13,000 in 1999 due to a reduced portfolio size.

Costs and Expenses
    General and administrative costs for the three-month period ending September 30, 1999 decreased $20,000 (77%) over the previous year and for the nine-month period costs reduced by $35,000 (50%). The decrease was attributable to the Company reducing personnel-related costs in 1999. Also, provision for credit losses was increased significantly ($43,000) in 1999 versus the nine-month period in 1998, based on the recent performance of its loan portfolio.


PART II - OTHER INFORMATION

Item 1     Legal Proceedings
    In 1997, the Company instituted claims against the New York Department of Education in the amount of $348,000 for refunds of tuition monies advanced to licensed business schools that went out of business. The claims also called for consequential damages, interest and costs as a result of the failure by the New York Department of Education to pay the claims. The Tuition Reimbursement Fund, created under the Education law, was created for such instances.

    In 1998 the claims were denied and the matter has been appealed to the Supreme Court of the State, Appellate
Division. On November 10, 1999, the Company was notified that it had been denied its appeal.

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


                   HARVARD FINANCIAL SERVICES CORP.
                   (Registrant)


                   By/s/ Louis Kassen
                   Louis Kassen
                   President, Director
                   (Chief Executive Officer and duly
                    authorized signer)


                   By/s/ Kevin J. McAndrew
                   Kevin J. McAndrew, C.P.A.
                   Executive Vice President, Director
                   (Chief Financial Officer and duly
                   authorized signer)




November 15, 1999