Form 10-K
period 1999-12-31
E MACHINERY NET INC
filed 2000-04-14
CIK 844893

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ---------------------------

                                 FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: December 31, 1999
                        Commission File Number: 033-26344

                               e*machinery.net, inc.
                               ---------------------

             (Formerly known as Harvard Financial Services Corp.)
                (Name of small business issuer in its charter)

        Delaware                                            75-2254748
        --------                                            ----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification Number)

1400 Medford Plaza, Rt. 70 & Hartford Road, Medford, New Jersey  08055
-------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number   (609) 953-7985

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

Revenues under interest expense for the most recent fiscal year were $(15,588).

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 3, 2000, was $1,152,891.

The number of shares outstanding of the issuer's class of common equity, as of March 3, 2000, was 1,200,000, an additional 12,213,133 shares were issued on March 27, 2000 in conjunction with the recent acquisition for a total of 13,413,133 outstanding shares as of March 27, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                       None.



PART I
                        ITEM 1.  DESCRIPTION OF BUSINESS

     BUSINESS DEVELOPMENT
     --------------------
     e*machinery.net, inc. (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing a "state of the art" electronic exchange for the purchase and sale of new and used construction and mining machinery. EMAC intends to also provide access to financing, underwriting, shipping, inspection, appraisals, training and other associated services. U.S. Machinery, Corp., a wholly owned subsidiary of EMAC, intends to specialize in purchasing, rebuilding, refurbishing, and reselling used Caterpillar(R), construction and mining machinery manufactured with U.S. serial numbers to access financial opportunities with the U.S. Exim-Bank in their globally preferred countries.

     The Company became a public company on January 30, 1989 by filing and registering with the Securities and Exchange Commission under Form S-1.

     The Company was incorporated in the State of Delaware under the name Capital Advisors Acquisition Corp. The Registrant was organized with the view towards the search and location of a privately-held business with which to merge.

     In July 1997, Capital Advisors Acquisition Corp., a Delaware corporation, acquired all of the outstanding common stock of Harvard Financial Services Corp. (formerly XCEL Financial Services, Inc.). Harvard became a wholly owned subsidiary of Capital in exchange for 10,250,000 shares of the Company's common stock. Pursuant to said agreement, Capital Advisors Acquisition Corp. amended its Certificate of Incorporation on December 11, 1997 to change its name to Harvard Financial Services, Corp.

     From 1996 to late 1999, Harvard through a wholly owned subsidiary, Harvard Financial Services, Inc., attempted to engaged in the business of purchasing installment notes from vocational schools and colleges. The Company developed funding programs that complemented the various course lengths that existed among training and educational institutions. Whether a program was job related or led to a certificate or an Associates Degree, the Company's systems and methods allowed students to achieve their goal of higher education and job skills improvement. In addition, Harvard improved the cash flow and increased the enrollment of the participating schools.
The Company did not make loans directly to consumers nor did it securitize receivables for resale to investors. The Company was unable to attract any external financing to allow for the continuation of its business. It ceased originating loans in 1997 as a result of this lack of funding.

     On January 28, 2000, a quorum and majority of Harvard Financial Services Corp. shareholders and Board of Directors voted to acquire 100% of the stock of e*machinery, inc. which was ratified by its shareholders at a Shareholders Meeting on March 27, 2000. Pursuant to said agreement, Harvard Financial Services Corp. amended its Certificate of Incorporation on February 2, 2000 to change its name to e*machinery.net, inc. Also pursuant to said agreement, the Company agreed to reverse split its stock on a 1 for 10 basis as of February 9, 2000, which reduced the number of outstanding shares to 1,200,000.

     BUSINESS PLAN
     -------------
     e*machinery.net, inc. will attempt to create a worldwide network of manufacturers, dealers, suppliers and end users of construction and mining machinery, goods, and services. The e*machinery.net portal can be an important tool used to bring together a variety of important services to complement this network. We plan to attempt to leverage our market knowledge and experience in the construction and mining industry worldwide to draw members to our web site. We have avoided becoming solely a "listings" or "auction" site, which has been the approach of many established sites in the industry. We wish to make available an industry specific and comprehensive daily mechanism to serve the construction and mining industry.

     FORMATION GOAL
     --------------
     e*machinery.net was formed to be an international Internet portal to the construction and mining machinery industry. e*machinery.net hopes to become an international trading company by networking buyers and sellers of construction and mining machinery throughout the world. By providing the industry with a complete package of services, including financing, underwriting, shipping, machinery inspections, etc., e*machinery.net hopes to be the definitive source for the worldwide construction and mining machinery industry.

     MARKETS AND PRODUCTS
     --------------------
     The construction and mining machinery market is the target of e*machinery.net. Focusing not only on end users of machinery but also manufacturers, dealers, and suppliers to create an international industry specific web site.

     FOUNDERS
     --------
     The President and Vice President of e*machinery.net have over 20 years of combined experience in the construction and mining machinery market. This is a market that generates approximately $300 billion in sales per year, worldwide. Their experience includes working directly with Caterpillar, Inc., independently and most recently building the third largest dealer of used construction and mining machinery in the world.

     INDUSTRY
     --------
     The construction and mining industry includes general, highway and other construction as well as various surface and underground mining applications. Manufacturers like Caterpillar, Hitachi, Euclid, Volvo, Komatsu and others produce machinery around the world.

     The history of construction and mining machinery has revolved around the aforementioned manufacturers. Their advances in creating more powerful and more efficient machines have propelled the industry into production levels that dwarf those of the past. The industry has also been aided by creative marketing plans that have introduced later model machinery into new areas around the world, increasing demand for construction and mining machinery.

     COMPETITION
     -----------
     Although the Company believes that no existing Internet site is currently offering the depth of products and services for any specific industry that e*machinery, inc. expects to offer for the construction and mining industry, there is potential competition both on and off the Internet.

     Potential Competitors would include:
          Verticalnet
          Netgateway
          Yahoo
          Ariba
          American Online
          Stores
          Machinery Trader
          Iron Planet
          Point2
          Global Sourcing Network
          GUIA
          Centrack
          imark.com
          Equipment Central
          Tradeyard

     EMPLOYEES
     ---------
     As of December 31, 1999, the Company had 1 employee and 6 consultants. The Company believes that the relationship with its employee and consultants is satisfactory.


ITEM 2.  PROPERTIES

     The Company leases its administrative office. The aggregate annual rental payments under lease has been approximately $10,000. The approximate square footage of office space located at 1400 Medford Plaza, Medford, New Jersey is 1,000 square feet. The Company is entering into leasing negotiations for its Dallas, Texas office.

ITEM 3.  LEGAL PROCEEDINGS

     In 1997, the Company's previous business segment's wholly owned subsidiary, Harvard Financial Services, Inc., instituted claims against the New York Department of Education in the amount of $348,000 for refunds of tuition monies advanced to licensed business schools that went out of business. The claims called for consequential damages, interest and costs as a result of the failure by the New York Department of Education to pay the claims. The Tuition Reimbursement Fund, created under the Education law, was created for such instances. In 1998 the claims were denied and the matter had been appealed to the Supreme Court of the State, Appellate Division. On November 10, 1999, the Company was notified that it had been denied its appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As a subsequent event, an Annual and Special Shareholders Meeting was held on March 27, 2000, at which time three matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the appointment of Baratz & Associates, P.A. as the Company's independent auditors, the acquisition of 100% of the shares of e*machinery, inc., and the election of the following
Directors: Arthur A. O'Shea, III, Stuart R. Matthews, Stanton M. Pikus, Kevin J. McAndrew, Frank A. Cappiello.

                                 PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCK HOLDER MATTERS

     The Company commenced trading in the Over-The-Counter (O-T-C) market on the OTC Bulletin Board. Effective December 17, 1997, the Company stock symbol changed from "CATV" to "HRVD". As a subsequent event, the Company effectuated a one for ten reverse stock split effective February 9, 2000, and the Board of Directors changed the trading symbol stock from "HRVD" to "EMAC". The high and low closing prices (adjusted to reflect the 1 for 10 reverse stock split) of the Company's common stock from January 1, 1998 through March 30, 2000 were as follows:

MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

1998       1st Quarter    2 nd Quarter     3rd Quarter     4th Quarter

               High    Low      High      Low     High     Low      High   Low
Common Stock $17.50   $3.125   $3.44    $3.125   $3.75    $3.125   $6.25  $2.19

1999       1st Quarter    2nd Quarter      3rd Quarter     4th Quarter

               High    Low      High      Low     High     Low      High   Low
Common Stock  $2.30   $1.25    $1.30    $1.25    $5.93    $.62      $2.60  $.45

2000       1st Quarter

               High    Low
Common Stock  $4.00   $.62

     The approximate number of record holders of the Company's common stock as of December 31, 1999 as determined from the Company's transfer agent's list of record holders was 75. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies. The Company believes that there are in excess of 300 beneficial holders.

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

   (A)  LIQUIDITY AND CAPITAL RESOURCES

     In 1997, the Company's previous business segment instituted two claims against the New York Department of Education for a refund of $348,173 in tuition monies that the Company advanced to two licensed business schools who went out of business on May 23, 1997. The claims also included consequential damages, interest and costs as a result of the failure by the New York Department of Education to satisfy the claims. The Tuition Reimbursement Fund, created under the Education Law, was created for such instances. In 1998, the claims were denied, and the matter was appealed in the New York Supreme Court, Appellate Division. As a result of the denial of the claims the Company in 1998 provided for an allowance of $348,173 against loans receivable in the same amount. In 1999 the Company's final appeal was rejected and the loans receivable and outstanding allowance were written off.

     Subsequent to the year ended December 31, 1999, Harvard Financial Services Corp. legally changed its name to e*machinery.Net, Inc.
(The Company). The company was formerly in the business of purchasing installment loans from vocational schools and higher educational institutions. During 1999, the Company ceased all operations in the area of installment loan purchasing due to the inability to obtain new financing. The Company was not actively involved in any business operations during 1999, except for the collection of existing loans receivable. Subsequent to year end, the Company entered a new business through the acquisition of 100% of the outstanding stock of e*machinery, inc. The management of the Company has resigned in favor of the management of e*machinery, inc. The future business plan is focused on the continued development of an internet based portal specializing in business to business e-commerce in the construction and mining industry.

     With the acquisition of e*machinery, inc., the Company's liquidity improved significantly. The total cash position as of March 27, 2000 was approximately $1,500,000 after taking into account the payment of $200,000 of liabilities (attributable to the previous business segment). Current assets of e*machinery, inc. totaled $1,753,000 as of March 27, 2000, while current liabilities were approximately $572,000.

     There was no material commitment for capital expenditures as of December 31, 1999. Inflation was not a significant factor in the Company's financial statements.

     RESULTS OF OPERATIONS

     Fiscal 1999 Compared to Fiscal 1998

     Revenues
     --------
     Net revenues decreased by $17,000 in fiscal 1999 over 1998.
This was caused by the fact that no new loans were originated during 1999 or 1998. Interest income on the loan portfolio decreased $11,000 and interest expense increased by $2,000. Loan discounts and fees also were reduced by $4,000.

     Costs and Expenses
     ------------------
     General and administrative expenses reduced by $122,000 (65%). This decrease was the result of reduced allocated consulting expenses from a Company that owns stock in Harvard.

     Provision for credit losses was $104,000 in fiscal 1999 versus $411,000 in 1998. The smaller loan portfolio and the fact that the receivable from the New York State Department of Education was fully reserved in fiscal 1998 are the reasons for the decrease.

     Impact of the Year 2000
     -----------------------
     All research indicates that the Company's exposure to this problem will be minimal. The Company's computers, local area network servers, software and phone system have all been purchased within the last three years. The manufacturers of the Company's systems have provided updates if needed. As a result of planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See annexed financial statements under Item 13.


ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

     The directors, executive officers and control persons of the Company as of December 31, 1999 were as follows:

Name                            Age     Position Held with Company
----                            ---     --------------------------
Louis Kassen                    60      Director, President, Treasurer
Stanton M. Pikus                59      Director, Secretary
Kevin J. McAndrew, CPA          41      Director, Vice President

Louis Kassen, Esq. - President, Director. Obtained the degree of Juris Doctor in 1966 from Temple University Law School in Philadelphia, PA. and his Bachelor's degree from Temple University in 1963. Mr. Kassen is a member of the New Jersey and Pennsylvania Bars and the New Jersey State Bar Association. Mr. Kassen and his firm, Louis Kassen, P.A., have served as both general and independent counsel for the Consumer Finance Divisions of several insurance companies. While representing these insurance companies, he directed the mortgage acquisition, documentation and closing departments. Mr. Kassen's firm also was retained by the Liquidation Division of the Pennsylvania Department of Insurance. As a subsequent event, on March 27, 2000, Mr. Kassen resigned as President and Director of e*machinery.net, inc.

Stanton M. Pikus   Director, Secretary.  Mr. Pikus is also the
President and Chairman of the Board of Directors of Canterbury Information Technology, Inc., a NASDAQ National Market public company that focuses on information technology and training. Mr. Pikus was a founder of the company. He graduated from the Wharton School of the University of Pennsylvania (B.S. Economics and Accounting) in 1962. From 1968 through 1981, he had been President and majority stockholder of Brown, Bailey and Pikus, Inc., a mergers and acquisitions consulting firm that completed more than twenty (20) transactions. In addition, Mr. Pikus has been retained in the past by various small- to medium-sized public companies in the capacity of an independent financial consultant. As a subsequent event, on March 27, 2000, Mr. Pikus resigned as Secretary of e*machinery.net, inc.

Kevin J. McAndrew Director, Treasurer, and Vice President. Mr. McAndrew is also the Chief Operating Officer, Executive Vice President and a Director of Canterbury Information Technology, Inc., a public company listed on National Market NASDAQ, and has been with the company since 1987. He is a graduate of the University of Delaware (B.S. Accounting, 1980) and has been a Certified Public Accountant since 1982. From 1980 through 1983, he was an Auditor with the public accounting firm of Coopers and Lybrand in Philadelphia. From 1984 through 1986, Mr. McAndrew was employed as a Controller for a New Jersey-based division of Allied Signal, Inc. As a subsequent event, on March 27, 2000, Mr. McAndrew resigned as Vice President and Treasurer of e*machinery.net, inc. and was appointed Secretary by the Board of Directors.

     As a subsequent event, on March 27, 2000 a Special and Annual Meeting of Shareholders was held, as well as a Board of Directors Meeting. The following individuals were elected directors, and appointed executive officers and control persons of the Company as of March 27, 2000:

Name                            Age     Position Held with Company (1)
----                            ---     ------------------------------
Arthur A. O'Shea, III           39      Director, President and Chief Executive
                                        Officer of the Company
Stuart R. Matthews              34      Director, Vice President and
                                        Treasurer of the Company
Kevin J. McAndrew(a)            41      Secretary, Director
Stanton M. Pikus(a)             59      Director
Frank A. Cappiello*             74      Director

(1) All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors are chosen and qualified. All officers hold office at the selection and choice of the Board of Directors of the Company.
*  Independent Director
(a)    Biographies listed above

Arthur A. O'Shea, III, President, Chief Executive Officer and Director,. From 1999 to Present, Mr. O'Shea was President and a Founder of e*machinery, inc. From 1992 until late 1999, Mr. O'Shea was employed in various capacities by Hoss Equipment Company, one of the largest used equipment dealers in the United States. From 1998 through 1999, he was Vice President, Chief Operating Officer and International Sales Director; in 1997, he was Vice President of Sales, both domestic and international; and from 1992 through 1996, he was International Sales Director. From 1990 through 1991, he was a consultant with Industrial Metals Company and Liberty Iron & Metals. His assignment was to dismantle and re-sell the major assets of Lafarge Corporation cement processing plant located in Fort Worth, Texas. From 1986 through 1990, he traveled extensively throughout Latin America, as well as Mexico, employed by three (3) major dealers of Caterpillar equipment. He also, during this period, was a consultant for five (5) construction companies in Mexico with regard to the utilization of construction machinery. From 1980 through 1985, he was employed by Darr Equipment Company, Inc., a North Texas and Oklahoma based Caterpillar dealership. Mr. O'Shea filed a personal bankruptcy petition in February 1999 as a precautionary measure against an individual alleged creditor. The validity and enforceability of such debt is presently being vigorously litigated.

Stuart R. Matthews   Director, Treasurer and Vice President .  From
1999 to Present, Mr. Matthews was President , Treasurer, Vice President and a Founder of e*machinery, inc. From 1994 to early 2000, Mr. Matthews was Marketing Director of International Sales for Hoss Equipment Company. In 1994, he worked for Alvis Arthur Machinery Company as Advertising and Marketing Director. From 1993 through early 1994, he was Sales and Customer Service Director for Dalworth Corporate Cleaning Company. From 1990 through 1993, he was employed as General Manager of the retail division for Parkway Paging Company. From 1987 through 1989, he was the Municipal Court Police Liaison for the City of Grand Prairie, Texas. From 1983 through 1986, Mr. Matthews attended the Michael F. Price College of Business at the University of Oklahoma, and also earned a degree in Advertising from the H.H. Herbert School of Journalism and Mass Communications, also at the University of Oklahoma.

Frank A. Cappiello   Director.  Mr. Cappiello was elected Director in
February, 2000.  He is the President of an investment counseling firm:
McCullough, Andrews & Cappiello, Inc., that provides management of more than $1 billion of assets. He is Chairman of three no-load mutual funds; Founder and Principal of Closed-End Fund Advisors, Inc.; publisher of Cappiello's Closed-End Fund Digest; author of several books and a regular panelist on "Wall Street Week with Louis Rukeyser." For more than 12 years Mr. Cappiello was Chief Investment Officer for an insurance holding company with overall responsibility for managing assets of $800 million. Before that, he was the Research Director of a major stock brokerage firm. Mr. Cappiello has been and is a Director of Canterbury Information Technology, Inc. since 1995. He is a graduate of the University of Notre Dame and Harvard University's Graduate School of Business Administration.


ITEM 10.  EXECUTIVE COMPENSATION

     EMPLOYMENT CONTRACTS

     As a subsequent event, in January, 2000, Arthur A. O'Shea, President and Chief Executive Officer entered into a five year employment agreement with e*machinery, inc. and since the acquisition was finalized the Employment Agreement is with the Company. The agreement provides for a base salary of $250,000 with a cash bonus opportunity of $200,000 a year based upon the Company exceeding budget by 10% to 50%. There are also additional stock option incentives based on e*machinery.net, inc.'s performance. There is a stock option bonus opportunity of 66,666 options for each year Mr. O'Shea remains with the Company. There is a stock option incentive opportunity of 66,666 options for a 15% increase in net income and an additional stock option incentive opportunity of 66,667 options for a 30% increase in net income. In conjunction with this contract, Mr. O'Shea agreed to a covenant not to compete with the Company during his employment and for a five-year period after his employment with the Company has terminated.

     As a subsequent event, in January, 2000, Stuart R. Matthews, Vice President and Treasurer entered into a five year employment agreement with e*machinery, inc. and since the acquisition was finalized the
Employment Agreement is with the Company.   The agreement provides for
a base salary of $150,000 with a cash bonus opportunity of $100,000 a year based upon the Company exceeding budget by 10% to 50%. There are also additional stock option incentives based on e*machinery.net, inc.'s performance. There is a stock option bonus opportunity of 33,333 options for each year Mr. Matthews remains with the Company. There is a stock option incentive opportunity of 33,333 options for a 15% increase in net income and an additional stock option incentive opportunity of 33,334 options for a 30% increase in net income. In conjunction with this contract, Mr. Matthews agreed to a covenant not to compete with the Company during his employment and for a five-year period after his employment with the Company has terminated.

     CASH COMPENSATION

     The Company had 1 full-time employee as of December 31, 1999.


     COMPENSATION OF DIRECTORS

     None.

     TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     As a subsequent event, on March 27, 2000 at the Annual Shareholders Meeting, Louis Kassen resigned as President and Director. Stanton M. Pikus resigned as Secretary and Kevin J. McAndrew resigned as Vice President and Treasurer. Also on March 27, 2000 shareholders elected Arthur A. O'Shea, III, Stuart R. Matthews and Frank A. Cappiello to the Board of Directors. The Board of Directors then appointed Arthur
A. O'Shea, III to the position of President and Stuart R. Matthews to the position of Vice President and Treasurer. Mr. McAndrew was also appointed Secretary of e*machinery.net, inc.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) (B) The following table sets forth certain information with regard to the record and beneficial ownership of the Company's Common Stock on March 6, 2000 by (i) each shareholder owning of record or beneficially 5% or more of the Company's Common Stock (ii) each Director individually, and (iii) all Officers and Directors of the Company as a group. All numbers have been adjusted to reflect the 1 for 10 reverse stock split effective February 9, 2000.

Name                        Shares Beneficially           % Owned of
                          Owned on March 6, 2000(1)    Company's  Shares
------------------------------------------------------------------------


Stanton M. Pikus(2)              204,750                       17.06%
Kevin J. McAndrew                 45,000                        3.75%
William N. Levy                  181,125                       15.09%
Louis Kassen                     154,250                       12.85%
WCM Investments                   90,438                        7.54%
Canterbury Information
  Technology, Inc.               132,920                       11.08%
                                --------                       -----
All Officers and Directors
as a group (3 in number)         404,000                       33.67%
                                ========                       =====
(1) Assuming no additional purchases, transfers or dispositions
(2) Included in the 204,750 shares beneficial owned by Stanton M. Pikus are 3,000 shares owned by Jean Z. Pikus, wife of Stanton, and 10,000 owned by the Matthew Z. Pikus Trust, Mr. Pikus' son.
 .
     (A) (B) The following table sets forth certain information with regard to the record and beneficial ownership of the Company's Common Stock subsequent to the acquisition of e*machinery, inc. on March 27, 2000 by (i) each shareholder owning of record or beneficially 5% or more of the Company's Common Stock (ii) each Director individually, and (iii) all Officers and Directors of the Company as a group. All numbers have been adjusted to reflect the 1 for 10 reverse stock split effective February 9, 2000.

                                  Shares Beneficially         % Owned of
Name                             Owned on March 27, 2000     Company's Shares
----
Arthur A. O'Shea III                    4,000,000               29.82%
Stuart R. Matthews                      2,000,000               14.91%
Stanton M. Pikus(1)                     2,204,750               16.44%
Kevin J. McAndrew                         445,000                3.32%
Frank A. Cappiello                        120,602                 .90%
                                        ---------               -----
All Officers and Directors
as a group (5 in number)                8,770,352               65.39%
                                        =========               =====
(1) Included in the 204,750 shares beneficial owned by Stanton M.
Pikus are 3,000 shares owned by Jean Z. Pikus, wife of Stanton, and 10,000 owned by the Matthew Z. Pikus Trust, Mr. Pikus' son.

     CHANGE IN CONTROL

     As a subsequent event, on January 28, 2000 a quorum and majority of Shareholders and the Board of Directors voted to acquired 100% of the stock of e*machinery, inc. which was ratified by its shareholders at a Shareholders Meeting on March 27, 2000. Pursuant to said agreement, the company agreed to reverse split its stock on a 1 for 10 basis as of February 9, 2000. Also pursuant to the said agreement, e*machinery, inc. stock was exchanged on a one for one basis for e*machinery.net, inc. common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases office space under a month to month operating lease from Canterbury Information Technology, Inc., a company that owns stock in e*machinery.net, inc.

     The Officers and Directors have the following relationships and related transactions with the Company.

     In August 1999, Louis Kassen received 35,000 shares of restricted common stock (which reflects the 1 for 10 reverse stock split effective February 9, 2000) of Harvard Financial Services Corp. for services rendered as President.

     Stanton M. Pikus is the President, Chief Executive Officer and Chairman of the Board of Director of Canterbury Information Technology, Inc. and Kevin J. McAndrew is the Executive Vice President, Chief Financial Officer and Director of Canterbury Information Technology, Inc. Frank A. Cappiello is a Director of Canterbury Information Technology, Inc. Canterbury Information Technology, Inc. is a 11% shareholder in e*machinery.net, inc. and CALC/Canterbury Corp., a wholly owned subsidiary of Canterbury Information Technology, Inc., has been and will continue to work closely with e*machinery.net, inc. to provide information technology services, and in particular, will oversee the development of emachinery.net's Web site.

     In addition, both Mr. Pikus, Mr. McAndrew and Mr. Cappiello have purchased significant shares of common stock in e*machinery, inc. (See Security Ownership of Management and Principal Shareholders.)

     On January 28, 2000, as part of a settlement for debt, Canterbury Information Technology, Inc. was issued 154,194 pre-split (15,420 post-split) restricted shares of common stock of the Company as partial payment of services. Also as part of the settlement of debt, Canterbury would also receive $50,000 at closing as well as any and all proceeds received by Harvard Financial Services, Inc. (a wholly owned subsidiary of Harvard Financial Services Corp.) relating to that company's student notes receivable except any proceeds due Harvard from the students of Blake School of Business in New York.

     As a subsequent event, the Board of Directors of e*machinery.net, inc. issued 278,133 shares of restricted common stock of the Company to Canterbury Information Technology, Inc. for payment of information technology services.

                                   PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following are filed as a part of this Form 10-KSB on the pages indicated.

Consolidated Financial Statements

                                                                     Page No.
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . ..F- 0
Consolidated Balance Sheets - December 31, 1999 and 1998 . . . . . . ..F- 1
Consolidated Statements of Operations - Years ended December 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F- 3
Consolidated Statements of Stockholders' Deficit - Years ended
December 31, 1999, 1998 and 1997. . . . . . . . . . . . . . . . . . . .F- 4
Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F- 5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . F- 6
Exhibits
3(a)  Articles of Incorporation of Capital Advisors Acquisition Corp.   *
3(b)  By-Laws of the Registrant                                         *
3(c)  Certificate of Amendment to Articles of Incorporation changing
the name to Harvard Financial Services Corp.                            *
Subsidiaries of the Registrant . . . . . . . . . . . . . . . . . . . .  13
Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . 14

*Incorporated by reference from the like-numbered exhibit to Form S-1 filed on January 30, 1989.
**Incorporated by reference from the like-numbered exhibit to Form 8-K dated July 23, 1998.
Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:
     No reports on Form 8-K were filed during the last quarter of fiscal 1999.

     Subsequently, an 8-k was filed on February 16, 2000, an 8-K/A was filed on March 7, 2000 and an 8-K was filed on March 29, 2000.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, e*machinery.net, inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                e*machinery.net, inc.

Dated:  April 14, 2000          By /s/ Louis Kassen
                                Louis Kassen, President,
                                Chief Executive Officer, and Director (1)

Dated:  April 14, 2000          By /s/ Arthur A. O'Shea, III
                                Arthur A. O'Shea, III, President,
                                Chief Executive Officer and Director (2)

Dated: April 14, 2000           By /s/ Kevin J. McAndrew
                                Kevin J. McAndrew, Vice President, Director,
                                Chief Financial Officer (1)
                                Chief Financial Officer, Secretary, and
                                Director (2)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of e*machinery.net, inc. and in the capacities and on the dates indicated.

Dated: April 14, 2000           By  /s/ Arthur A. O'Shea, III
                                Arthur A. O'Shea, III, President,
                                Chief Executive Officer and Director (2)

Dated: April 14, 2000           By  /s/ Stuart R. Matthews
                                Stuart R. Matthews, Director Vice President
                                and  Treasurer (2)

Dated: April 14, 2000           By /s/ Stanton M. Pikus
                                Stanton M. Pikus, Director (2)

Dated: April 14, 2000           By /s/ Kevin J. McAndrew
                                Kevin J. McAndrew, Vice President,
                                Director, Chief Financial Officer (1)
                                Chief Financial Officer, Secretary,
                                and Director (2)

Dated: April 14, 2000           By  /s/ Louis Kassen
                                Louis Kassen, President, Chief Executive
                                Officer, and  Director (1)



(1) In this capacity prior to March 27, 2000
(2) In this capacity after March 27, 2000








                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


To the Board of Directors and Stockholders of
e*machinery.net, Inc.
(formerly Harvard Financial Services Corp.)
1400 Medford Plaza
Medford, N.J.  08055


     We have audited the accompanying consolidated balance sheets of e*machinery.net, inc. (formerly Harvard Financial Services Corp.) and its subsidiary Harvard Financial Services Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit (years ended December 31, 1999, 1998 and 1997) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e*machinery.net, inc. (formerly Harvard Financial Services Corp.) and its subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.





                                          BARATZ & ASSOCIATES, P.A.

February 28, 2000
March 31, 2000 (Subsequent Event)




                             E*MACHINERY.NET, INC.
                  (FORMERLY HARVARD FINANCIAL SERVICES CORP.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998




                                                        1999      1998
                                                        ----      ----
          Assets
        ------
Cash                                                 $  4,362   $   8,083

Receivables:
  Loans, net of allowance for losses
    of $148,895 for 1999 and $28,065
    for 1998                                           11,466     151,662

Prepaid expenses                                          500      15,500

Deferred income taxes                                     -        33,387

Property and equipment, net                             6,959      10,104
                                                     --------   ---------

    Total Assets                                     $ 23,287   $ 218,736
    ------------                                     ========   =========


 The accompanying notes are an integral part of these financial statements.




                              E*MACHINERY.NET, INC.
                   (FORMERLY HARVARD FINANCIAL SERVICES CORP.)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                    1999         1998
                                                    ----         ----
Liabilities and Stockholders'
  Deficit
----------------------------

Liabilities
-----------
Accounts payable and accrued
  liabilities                                    $ 148,952   $ 101,254
Holdback to customers                                -          39,754
Unearned discounts                                   1,147      18,108
Stockholders loans payable                         273,000     273,000
Due to related party                               121,840     116,812
                                                ----------    --------
        Total Liabilities                          544,939     548,928
        -----------------                       ----------    --------

Stockholders' Deficit
---------------------
Common stock, $.0001 par value,
  60,000,000 shares authorized;
  issued and outstanding 1,164,581
  and 1,129,581 at December 31,
  1999 and 1998, respectively                          116       1,130
Additional paid-in capital                         465,756     437,399
Accumulated deficit                               (987,524)   (768,721)
                                                 ---------    --------
    Total Stockholders' Deficit                   (521,652)   (330,192)
    ---------------------------                  ---------    --------
    Total Liabilities and Stockholders'
          Deficit                                $  23,287   $ 218,736
    ----------------------------------           =========   =========

  The accompanying notes are an integral part of these financial statements.


                           E*MACHINERY.NET, INC.
                (FORMERLY HARVARD FINANCIAL SERVICES CORP.)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                   1999        1998
                                                   ----        ----
Revenues
--------
Interest earned on loans                        $  31,044   $  42,382
Less interest expense                            ( 54,000)   ( 52,357)
                                                ---------    --------
                                                 ( 22,956)   (  9,975)

Loan discounts                                      3,919       6,953
Loan fees                                           3,449       4,709
                                                ---------    --------
    Revenues (Under) Over Interest Expense       ( 15,588)      1,687
    --------------------------------------      ---------    --------

Expenses
--------
Selling                                              -            322
General and administrative                         66,136     188,739
Provision for credit losses                       103,692     410,787
                                                  -------     -------
    Total Expenses                                169,828     599,848
    --------------                                -------     -------

Loss Before Income Taxes (Benefit)               (185,416)   (598,161)
---------------------------------
Income Taxes (Benefit)                             33,387    ( 29,914)
---------------------                             -------     -------

Net Loss                                        $(218,803)  $(568,247)
--------                                         ========    ========



Basic Net Loss Per Common Share                 $(    .19)  $(    .38)
                                                 ========    ========
Weighted Average:
Average Common Shares Outstanding
  (Basic)                                       1,142,718   1,479,174
                                                =========   =========
  The accompanying notes are an integral part of these financial statements.


                             E*MACHINERY.NET, INC.
                   (FORMERLY HARVARD FINANCIAL SERVICES CORP.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                   Additional
                                  Common Stock       Paid-In
                                Shares    Amount     Capital       Deficit      Total
                               ---------  --------   ---------     -------      -----
Balance,
  January 1, 1997             1,476,978  $  1,477   $ 414,385   $(135,366)   $ 280,496

Stock issued for cash             4,025         4       2,246         -          2,250

Stock cancelled              (      422)       -          -           -           -
Additional paid-in capital                              4,967         -          4,967

Dividend distributions            -            -          -       (17,951)    ( 17,951)
  ($.06 per share)

Net loss for the year             -            -          -       (47,157)    ( 47,157)
                              ---------   --------   --------   ---------     --------

Balance,
  December 31, 1997           1,480,581     1,481     421,598    (200,474)     222,605

Stock issued for debt
  issuance costs                 24,000        24      19,176         -         19,200

Stock cancelled              (  375,000) (    375)   (  3,375)        -       (  3,750)

Net loss for the year             -            -          -      (568,247)    (568,247)
                              ---------   --------   --------   ---------     --------
Balance,
  December 31, 1998           1,129,581     1,130     437,399    (768,721)    (330,192)

Stock issued for legal
  services                       35,000        35      27,308          -        27,343

Reverse stock split               -      (  1,049)      1,049          -           -
Net loss for the year             -            -          -      (218,803)    (218,803)
                              ---------   --------   --------   ---------     --------


Balance,
  December 31, 1999           1,164,581 $     116   $ 465,756   $(987,524)   $(521,652)
                              =========   ========   ========  =========     ========

  The accompanying notes are an integral part of these financial statements


                             E*MACHINERY.NET, INC.
                    (FORMERLY HARVARD FINANCIAL SERVICES CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                    1999       1998
                                                    ----       ----
Cash Flows From Operating Activities
Net loss                                         $(218,803)$(568,247)

Adjustments To Reconcile Net Loss To Net
  Cash Used In Operating Activities
----------------------------------------
Depreciation                                         3,145     3,146
Provision for credit losses                        103,692   361,238
Issuance of stock for legal services                27,343      -
Issuance of stock for debt issuance costs             -       19,200

Changes In Operating Assets And Liabilities
-------------------------------------------
Decrease in receivables                             36,504   163,349
Decrease (increase) in prepaid expenses             15,000  ( 15,100)
Decrease (increase) in deferred income taxes        33,387  ( 24,195)
Increase in accounts payable and
  accrued liabilities                               47,698    42,973
Decrease in holdback to customers                 ( 39,754) (108,516)
Decrease in unearned discounts                    ( 16,961) ( 13,164)
Increase in due to related party                     5,028   100,233
                                                 ---------  --------
Net Cash Used In Operating Activities             (  3,721) ( 39,083)
-------------------------------------            ---------  --------
Cash Flows Provided By Financing Activities
-------------------------------------------
Proceeds from stockholders loans                     -        43,000
                                                 ---------  --------
Net (Decrease) Increase In Cash                   (  3,721)    3,917
-------------------------------
Cash, Beginning                                      8,083     4,166
---------------                                  ---------  --------
Cash, Ending                                     $   4,362 $   8,083
------------                                     =========  ========

  The accompanying notes are an integral part of these financial statements.



                             E*MACHINERY.NET, INC.
                   (FORMERLY HARVARD FINANCIAL SERVICES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


1.    Summary of Significant Accounting Policies
      ------------------------------------------
      Nature of Operations

      Subsequent to the year ended December 31, 1999, Harvard Financial Services Corp. legally changed its name to e*machinery.net, inc.
      (The Company). The Company was formerly in the business of purchasing installment loans from vocational schools and higher educational institutions. During 1999, the Company ceased all operations in the area of installment loan purchasing due to the inability to obtain new financing. The Company was not actively involved in any business operations during 1999, except for the collection of existing loans receivable. Subsequent to year end, the Company entered a new business through the acquisition of 100% of the outstanding stock of e*machinery, inc. The management of the Company has resigned in favor of the management of e*machinery, inc. The future business plan is focused on the continued development of an internet based portal specializing in business to business e-commerce in the construction and mining industries.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

      Loans Receivable and Allowances for Losses

      Loans receivable that management has the intent and ability to hold for a foreseeable future, maturity or payoff are reported at their unpaid principal balances less any chargeoffs. Management's periodic evaluation of the adequacy of the allowance for losses is based on the Company's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, and current economic conditions.

      Disclosures About Fair Value of Financial Instruments

      The following disclosures of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments.

         Cash, loans receivable, accounts payable and accrued liabilities, holdback to customers and unearned discounts approximate their fair value at December 31, 1999 and 1998 because of their short maturity.

         Stockholders loans payable and amounts due to related party were negotiated between the related parties. A reasonable estimate of fair value is not practical to obtain because of the related party nature of these items and the lack of quoted market prices.

      Property and Equipment

      Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed by the straight line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged against income as incurred.
      When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

      Property and equipment consisted of the following at December 31:

                                               1999         1998
                                               ----         ----
         Equipment                          $ 14,788    $ 14,788
         Furniture                               941         941
                                            --------    --------
                                              15,729      15,729
         Less accumulated depreciation         8,770       5,625
                                            --------    --------
         Net property and equipment         $  6,959    $ 10,104
                                            ========    ========

      Revenue Recognition

      The Company records interest income and loan discounts ratably over the terms of purchased loans which extend approximately from twelve to eighty-four months. Consumer loans receivable are recorded when the contract is purchased. Unearned loan discounts are recognized over the term of the purchased loans.

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

      Earnings Per Share

      The earnings per share computation have been made in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted in 1998; prior period accounts were restated. Basic earnings
      (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period.

2.    Other Receivables
      -----------------
      In 1997, the Company instituted two claims against the New York Department of Education for a refund of $348,173 in tuition monies that the Company advanced to two licensed business schools who went out of business on May 23, 1997. The claims also included consequential damages, interest and costs as a result of the failure by the New York Department of Education to satisfy the claims. The Tuition Reimbursement Fund, created under the Education Law, was created for such instances. In 1998, the claims were denied, and the matter was appealed in the New York Supreme Court, Appellate Division. As a result of the denial of the claims the Company in 1998 provided for an allowance of $348,173 against loans receivable in the same amount.
      In 1999 the Company's final appeal was rejected and the loans receivable and outstanding allowance were written off.

3.    Holdback to Customers
      ---------------------
      Contract terms with educational institutions entitle the Company to holdback a percentage of loans receivable until certain requirements are met. The holdback amount is required to be deposited in separate cash and cash equivalent accounts on behalf of the educational institutions. At December 31, 1999 and 1998 the Company did not have sufficient cash to maintain or fund these separate accounts.

4.    Income Tax (Benefit)
      ----------------------
      Income tax (benefit) for the years ended December 31, were as follows:

                                                1999        1998
                 Current                        ----        ----
                 -------
                 Federal                     $   -        $( 5,719)
                 State                           -            -
                                              -------     --------
                                                 -         ( 5,719)
                 Deferred
                 --------
                 Federal                       25,641      (14,735)
                 State                          7,746      ( 9,460)
                                              -------     --------
                                               33,387      (24,195)
                                              -------     --------
                 Total Income Tax (Benefit)  $ 33,387     $(29,914)
                 -------------------------   ========     ========


      Deferred income taxes reflect the net tax effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards.

      Significant items comprising the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 were as follows:

                                                     1999         1998
                                                     ----         ----
         Deferred Tax Assets
         -------------------
         Difference between book and tax basis:
           Loans receivable                       $  64,025   $  150,269
           Operating loss carryforwards             327,576      123,311
                                                  ---------    ---------
         Total Deferred Tax Assets                  391,601      273,580
         -------------------------
         Deferred Tax Liability
         ----------------------
         Difference between book and tax basis:
           Equipment and furniture                 (    915)   (    971)
                                                  ---------    --------
         Net Deferred Tax Assets                    390,686     272,609
         -----------------------
         Valuation Allowance                       (390,686)   (239,222)
         -------------------                      ---------    --------
         Net Deferred Tax Balance                 $    -       $ 33,387
         ------------------------                 =========   =========

      At December 31, 1999 and 1998 the Company recorded a valuation allowance against its deferred tax assets to amounts which are more likely than not to be realized. At December 31, 1999, the Company had net operating loss carryforwards approximating $691,000 (federal) and $730,000 (state) which expire at various dates through 2020.

5.    Related Party Transactions
      --------------------------
      Related party transactions in 1999 and 1998 included the following:

      At January 1, 1998 loans were payable to Company stockholders in the aggregate amount of $230,000. In 1998 additional advances were made to the Company in the amount of $43,000 resulting in a $273,000 balance due to the stockholders at December 31, 1998. There was no activity in stockholders loans payable during 1999. The loans are payable on demand and uncollateralized. Interest is charged at 20%
      per annum on the outstanding borrowings. Interest expense of $54,000 and $52,357 was accrued for the years ended December 31, 1999 and 1998 respectively. Accrued liabilities included interest due at December 31, 1999 and 1998 of $141,457 and $86,857 respectively.

      At January 1, 1999 the Company owed a related party corporate stockholder $116,812. In 1999 the corporate stockholder charged the Company an aggregate amount of $5,028 for consulting services, rent and other miscellaneous costs; at December 31, 1999 a balance of $121,840 was due to the corporate stockholder.

      The Company utilizes office space under a month to month operating lease entered into with a corporate stockholder. Rent expense was $4,320 (each) in 1999 and 1998.

      In 1998, 24,000 shares of the Company's common stock were issued in exchange for debt issuance costs of $19,200.

      In 1999, 35,000 shares of the Company's common stock were issued in exchange for professional fees of $27,343.

6.    Supplemental Cash Flow Information
      ----------------------------------
      Cash paid for income taxes were $200 (1999) and $300 (1998).   No
      interest was paid in 1999 and 1998.

7.    Subsequent Events
      -----------------
      At March 27, 2000, the Company acquired e*machinery, inc. through the issuance of 11,935,000 shares of its common stock for 100% of the outstanding shares of e*machinery, inc. The transaction is a capital transaction in substance and shall be accounted for as such. This transaction shall not be accounted for as a business combination due to the fact that E*Machinery.Net (formerly Harvard Financial Services Corp.) has previously ceased operations of its educational financing business.

      On March 27, 2000, stockholders approved a 1 for 10 reverse stock split previously authorized by the Board of Directors. This stock split has been recorded as of December 31, 1999 through the transfer of $1,049 from the common stock account to additional paid-in capital. All share and per share data contained in these financial statements has been restated to reflect the stock split.

      At December 31, 1999, the Company owed certain stockholders $273,000 plus interest of $141,457. In January 2000, as a prerequisite to the acquisition of e*machinery, inc., the stockholders agreed to accept $150,000 as payment in full of the principal and interest due at December 31, 1999.