Form 10-Q
period 2000-03-31
E MACHINERY NET INC
filed 2000-05-15
CIK 844893

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
           __________________________________________

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:                       Commission File Number:
March 31, 2000                                         033-26344


                     e*machinery.net, inc.
                 ______________________________
       Formerly known as Harvard Financial Services Corp.
     (Exact name of registrant as specified in its charter)


       Delaware                           75-2254748
________________________      __________________________________
(State of Incorporation)       (I.R.S. Employer Identification No.)


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

         X     Yes                    No
       _____                  _____

     The number of shares outstanding of the registrant's common stock as of the date of the filing of this report:  13,450,633 shares.

FORM 10-QSB

                 PART 1 - FINANCIAL INFORMATION
                 ______________________________

Item 1.  Financial Statements
_____________________________

                     E*MACHINERY.NET, INC.

                  CONSOLIDATED BALANCE SHEETS
              ___________________________________

ASSETS
_______
                                     March 31,
                                      1999        December 31,
                                   (Unaudited)       1999
                                   ___________    ___________
Current Assets

Cash                              $1,489,917       $   200,861

Prepaid expenses and other assets     57,143             -
                                  __________        __________
     Total current assets         $1,547,060        $  200,861

Developed software                   476,088           446,500

Deferred income taxes                 21,985            13,785

Property and equipment, net            9,199             -
                                   _________        __________

     Total assets                 $2,054,332        $  661,146
                                  ==========        ==========











                      See Accompanying Notes

FORM 10-QSB

                      E*MACHINERY.NET, INC.
                   CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                   March 31,
                                    2000          December 31,
                                  (Unaudited)         1999
                                   _________      ____________

Liabilities:

Accounts payable                   $  29,588      $ 521,500
Accrued liabilities                   67,119          -
                                   ---------      ---------

     Total Liabilities                96,707        521,500


Stockholders' Equity:

Common stock, $.0001 par value,
  50,000,000 shares authorized;
  issued and outstanding
  13,413,133 and 8,800,000,
  respectively                        1,341             880

Additional paid-in capital        2,056,084         200,120
Accumulated deficit                 (99,800)        (61,354)
                                 ----------        --------
     Total Stockholders' Equity   1,957,625         139,646
                                 ----------        --------
     Total Liabilities and
       Stockholders' Equity      $2,054,332        $661,146
                                 ==========        ========









                      See Accompanying Notes

FORM 10-QSB

                      E*MACHINERY.NET, INC.
                 CONSOLIDATED STATEMENT OF INCOME

The following Consolidated Statement of Income for the three-month period ended March 31, 2000, is unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective period have been included. Quarterly results of operations are not necessarily indicative of results for the full year.
                                   Three-Months Ended
                                     March 31, 2000
                                      (Unaudited)
                                    -----------------
Revenues                                $      -

Cost of sales                                  -
                                        ----------
  Gross profit                                 -

Expenses
  Selling                                      -
  General and administrative                51,436
                                        ----------
     Total expenses                         51,436

Other income/(expense)
  Interest income                            4,380
  Other                                        410
                                        ----------
     Total other income                      4,790


Loss before income taxes                   (46,646)
Income taxes (benefit)                      (8,200)
                                        ----------
Net loss                               $   (38,446)
                                        ==========
Basic net loss per common share        $     (.004)
                                        ==========
Weighted average:
     Average common shares outstanding
     (Basic)                             9,436,300
                                        ==========



                      See Accompanying Notes

FORM 10-QSB

                      E*MACHINERY.NET, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTHS ENDED MARCH 31, 2000


                                                  March 31,
                                                    2000
                                                  --------
Cash flows from operating activities
  Net loss                                        $(38,446)
  Adjustments to reconcile net loss to
    net cash used in operating activities

Changes in operating assets and liabilities
      Increase in prepaid expenses                 (57,143)
      Increase in deferred income taxes             (8,200)
      Increase in accounts payable and
        accrued liabilities                         96,707
                                                  --------
  Net cash used in operating activities             (7,082)
                                                  --------
Investing activities
      Capital expenditures                         (38,787)
                                                  --------
    Net cash used in investing activities          (38,787)

Cash flows provided by financing activities
    Proceeds from issuance of common stock, net  1,334,925
                                                ----------
    Net cash provided by financing
      activities                                 1,334,925


Net increase in cash                             1,289,056

Cash, beginning                                    200,861
                                                 ---------
Cash, ending                                  $  1,489,917
                                               ===========




                      See Accompanying Notes

Form 10-QSB
                      e*machinery.net, inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

     Nature of Operations
     --------------------
     Subsequent to the year ended December 31, 1999, Harvard Financial Services Corp. amended its Certificate of Incorporation to change its name to e*machinery.net, inc. (The "Company"). The Company was formerly in the business of purchasing installment loans from vocational schools and higher educational institutions. During 1999, the Company ceased all operations in the area of installment loan purchasing due to the inability to obtain new financing. The Company was not actively involved in any business operations during 1999, except for the collection of existing loans receivable.

     On March 27, 2000, the Company acquired e*machinery, inc. through an exchange of stock at a 1 for 1 ratio whereas e*machinery.net, inc. issued stock to the shareholders of e*machinery, inc. in exchange for shares representing 100% of the outstanding shares of e*machinery, inc. e*machinery.net, inc. is currently traded on the Nasdaq Over-The-Counter Bulletin Board under the stock symbol "EMAC". Pursuant to the transaction, the directors and officers of e*machinery.net, inc. resigned in favor of the directors and officers of e*machinery, inc.

     Immediately after the transaction, the stock ownership of e*machinery.net, inc. was as follows:

                                   Shares         Percent
Original Shareholders
    (including public owners)      1,200,000       9%
Former shareholders of
   e*machinery, inc.              11,935,000      91%
                                  ----------     ----
Total                             13,135,000     100%
                                  ==========     ====

     Because the former owners of the stock of e*machinery, inc. maintain control of e*machinery.net, inc., the transaction would normally be considered a purchase by e*machinery, inc. for accounting purposes. However, e*machinery.net, inc. did not have any ongoing business operations at the date of the transaction. Since e*machinery.net, inc. had no business, the transaction is not being treated as a business combination. Instead, the transaction is being treated for accounting purposes as a recapitalization of e*machinery, inc. and as an issuance of stock by e*machinery, inc. (represented by the outstanding shares of e*machinery.net, inc.) for the assets and liabilities of e*machinery, inc. e*machinery.net, inc. had liabilities of $200,000 with no assets based upon historical book value at March 27, 2000. The recording of the liabilities resulted in a charge to additional paid in capital.

     The future business plan is focused on the continued development of an Internet based portal specializing in business to business e-commerce in the construction and mining industries, as well as the sales and distribution of heavy machinery.

     The Company is in the process of developing an Internet based distribution business for heavy machinery used primarily in the construction and mining industries. Software development of a web site began in 1999 and is ongoing. The intention is to develop a vertically integrated portal which will provide interplay between major manufacturers, distributors, and providers of supportive goods and services to the heavy machinery industry. Anticipated sources of revenue include fees related to access to the information maintained on the web site along with revenues related to distribution of heavy machinery.

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

     Software Development
     --------------------
     The Company accounts for software development costs related to development of the web site in accordance with AICPA Statement of Position (SOP) 98-1 which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires computer software costs which are incurred in the preliminary project stage to be expensed as incurred. The preliminary project stage relates to the planning of the project through the formulation, evaluation, and final selection of alternatives. SOP 98-1 requires capitalization of costs incurred during the application development phase when the preliminary project stage is completed, management commits to funding the project, and it is probable that the project will be completed and the software will be used for the function intended. The application development stage relates to the design, coding, installation, and testing of the software. The Company incurred an expense of $75,000 during the preliminary project stage (fiscal
1999) and capitalized costs of $476,088 related to application development through the end of the first quarter of Fiscal 2000.

     Property and Equipment
     ----------------------
     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed by the straight line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Property and equipment consisted of the following at March 31:

                                             2000
                                             ----
               Equipment                     $ 6,199

               Furniture                       3,000
                                             -------
               Less accumulated depreciation     -
                                             -------
               Net property and equipment    $ 9,199
                                             =======

     Income Taxes
     ------------
     The Company accounts for income taxes under the provisions of SFAS No 109, Accounting For Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this approach, deferred income taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax law will be reflected in the tax provision as they occur.

     Earnings Per Share
     ------------------
     The earnings per share computation have been made in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted in 1998; prior period accounts were restated. Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period.

2. Income Taxes/(Benefit)

     No income tax expense was incurred during the quarter ended
March 31, 2000. An income tax benefit of $8,200 was recognized for the period from a deferred tax asset described below.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards.

     The Company did not have a net operating loss carryforward at March 31, 2000.

3. Related Party Transactions

     The Company contracted with Canterbury Information Technology, Inc. ("CITI") to obtain software development services for its web site. Total costs incurred to date amounted to $551,088 which included capitalized costs of $476,088 and an expense of $75,000 (fiscal 1999) as described in Footnote 1. Certain stockholders, Officers and Directors of CITI own a substantial number of shares of the Company.

4. Supplemental Cash Flow Information

     Capitalized software development costs of $29,588 are included in accounts payable at March 31, 2000 representing the only noncash investing and financing transaction during the period.

     No cash payments were made during the period for interest or taxes.

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
          None

Item 2    Changes in Securities
          None

Item 3    Defaults Upon Senior Securities
          None

Item 4    Submission of Matters to a Vote of Security Holders
          On March 27, 2000, an Annual and Special Shareholders Meeting was held at which time three matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the appointment of Baratz & Associates, P.A. as the Company's independent auditors, the acquisition of 100% of the shares of e*machinery, inc. and the election of the following
Directors: Arthur A. O'Shea, III, Stuart R. Matthews, Stanton M. Pikus, Kevin J. McAndrew, and Frank A. Cappiello.

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K
          (a)  Exhibits:  None
          (b)  Reports on Form 8-K:

               1.   A Form 8-K was filed on February 16, 2000.
               2.   A Form 8-K/A was filed on March 7, 2000.
               3.   A Form 8-K was filed on March 29, 2000.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    e*machinery.net, inc.
                    (Registrant)


                    By/s/ Arthur A. O'Shea, III
                    Arthur A. O'Shea, III
                    President, Director
                    (Chief Executive Officer and duly
                    authorized signer)


                    By/s/ Kevin J. McAndrew
                    Kevin J. McAndrew, C.P.A.
                    Secretary, Director
                    (Chief Financial Officer and duly
                    authorized signer)

May 15, 2000