Form 10-Q
period 2000-06-30
E MACHINERY NET INC
filed 2000-08-14
CIK 844893

FORM 10-QSB
                            ___________

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
              _________________________________________

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For Quarter Ended:                            Commission File Number:
June 30, 2000                                               033-26344


                        e*machinery.net, inc.
                        _____________________
            Formerly known as Harvard Financial Services Corp.
          (Exact name of registrant as specified in its charter)


Delaware                                                   75-2254748
________________________         ____________________________________
(State of Incorporation)          (I.R.S. Employer Identification No.)


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

         X     Yes                  No
       _____                 _____


     The number of shares outstanding of the registrant's common stock as of the date of the filing of this report:  16,070,632 shares.

  FORM 10-QSB

                    PART 1 - FINANCIAL INFORMATION
                    ______________________________

Item 1.  Financial Statements
_____________________________


                          E*MACHINERY.NET, INC.

                       CONSOLIDATED BALANCE SHEETS
                    _________________________________


ASSETS
______
                                     June 30,
                                      2000        December 31,
                                   (Unaudited)        1999
                                   ___________    ___________

Current Assets

Cash                               $   516,567    $  200,861

Inventory at cost                      719,500         -

Employee advances                      124,658         -
                                   ___________    __________

      Total current assets          $1,360,725    $  200,861

Developed software                     490,373       446,500

Deferred income taxes                   86,985        13,785

Property and equipment, net             16,843         -

Other assets                             4,814         -
                                     _________    __________

      Total assets                  $1,959,740    $  661,146
                                    ==========    ==========










                         See Accompanying Notes

FORM 10-QSB

                         E*MACHINERY.NET, INC.
                      CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                     June 30,
                                       2000       December 31,
                                   (Unaudited)       1999
                                   ___________    ____________

Liabilities:

Accounts payable                   $    72,990    $ 521,500
Accrued liabilities                     65,180         -
                                   ___________    _________


     Total Liabilities                 138,170      521,500


Stockholders' Equity:

Common stock, $.0001 par value,
  50,000,000 shares authorized;
  issued and outstanding
  16,070,632 and 8,800,000,
  respectively                           1,607          880
Notes receivable for capital stock  (2,437,500)        -
Additional paid-in capital           5,607,817      200,120
Accumulated deficit                 (1,350,354)     (61,354)
                                    ___________    _________
     Total Stockholders' Equity      1,821,570      139,646
                                    ___________    _________
     Total Liabilities and
       Stockholders' Equity         $1,959,740     $661,146
                                    ===========    =========












                         See Accompanying Notes

FORM 10-QSB

                          E*MACHINERY.NET, INC.
                   CONSOLIDATED STATEMENT OF INCOME

The following Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2000, is unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective period have been included. Quarterly results of operations are not necessarily indicative of results for the full year. There is no comparison to previous year due to the fact that operations commenced in fiscal 2000.

                         Three-Months Ended  Six-Months Ended
                           June 30, 2000      June 30, 2000
                           -------------     ----------------
                            (Unaudited)        (Unaudited)

Revenues                     $     -             $     -

Cost of sales                      -                   -
                             ----------          ----------
    Gross profit                   -                   -

Expenses
  Selling                            260               -
  General and administrative   1,332,869           1,384,305
                               ---------           ---------
     Total expenses            1,333,129           1,384,565

Other income/(expense)
  Interest income                 17,985              22,365
  Other                             (410)               -
                               ---------           ---------
     Total other income           17,575              22,365


Loss before income taxes      (1,315,554)         (1,362,200)

Income taxes (benefit)           (65,000)            (73,200)
                               ---------           ---------

Net loss                     $(1,250,554)        $(1,289,000)
                              ==========          ==========
Basic net loss per common
  share                      $     (.091)        $     (.111)
                              ==========          ==========
Weighted average:
     Average common shares
     outstanding(Basic)       13,700,700          11,577,200
                              ==========          ==========




                     See Accompanying Notes

FORM 10-QSB

                           E*MACHINERY.NET, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX-MONTHS ENDED JUNE 30, 2000


                                                     June 30,
                                                      2000
                                                    ---------
Cash flows from operating activities
  Net loss                                        $(1,289,000)
  Adjustments to reconcile net loss to
    net cash used in operating activities
  Stock issued for services and compensation        1,646,500

Changes in operating assets and liabilities
     Increase in employee advances                   (124,658)
     Increase in inventory                           (719,500)
     Increase in deferred income taxes                (73,200)
     Increase in other assets                          (4,814)
     Decrease in accounts payable and
       accrued liabilities                           (383,330)
                                                    ---------
  Net cash used in operating activities              (948,002)

Investing activities
     Capital expenditures                             (60,716)
                                                    ---------
    Net cash used in investing activities             (60,716)

Cash flows provided by financing activities
    Proceeds from issuance of common stock, net     1,324,424
                                                    ---------
    Net cash provided by financing activities       1,324,424


Net increase in cash                                  315,706

Cash, beginning                                       200,861
                                                    ---------
Cash, ending                                       $  516,567
                                                    =========








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

     On March 27, 2000, the Company acquired e*machinery, inc. through an exchange of stock at a 1 for 10 ratio whereas e*machinery.net, inc. issued stock to the shareholders of e*machinery, inc. in exchange for shares representing 100% of the outstanding shares of e*machinery, inc. e*machinery.net, inc. is currently traded on the Over-The-Counter Bulletin Board under the stock symbol "EMAC". Pursuant to the transaction, the directors and officers of e*machinery.net, inc. resigned in favor of the directors and officers of e*machinery, inc.

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

     The future business plan is focused on the continued development of an internet based portal specializing in business to business e-commerce in the construction and mining industries, as well as the purchase, rebuild and sale of Caterpillar(R) used construction and mining machinery through Caterpillar(R) dealers and end users around the world.

     The Company is in the process of developing an internet based distribution business for heavy machinery used primarily in the construction and mining industries. Software development of a web site began in 1999 and is ongoing. The intention is to develop a vertically integrated portal which will provide interplay between buyers and sellers of used Caterpillar(R) machinery, major manufacturers, distributors, and providers of supportive goods and services to the heavy machinery industry. Anticipated sources of revenue include fees related to access to the information maintained on the web site along with revenues related to distribution of heavy machinery.

     U.S. Machinery Corp. (USMC) is a wholly owned subsidiary of e*machinery, inc. that is focused on the rebuilding and marketing of construction and mining machinery. Utilizing relationships with Caterpillar dealers, USMC offers like new machinery with a warranty at a fraction of the cost of new. This is a tremendous advantage for contractors and mining companies. They can upgrade their fleets at a lower cost without the risk of buying used machines without a warranty.

     U.S. Machinery Corp. has contracted with Darr Equipment Company to rebuild the cores or preowned machines purchased by USMC and then USMC would then sell the rebuilt machines at target average sales prices ranging from $500,000 to $700,000 per machine. USMC also intends to purchase and sell machines that do not have to be rebuilt, but merely cleaned and serviced. USMC has successfully acquired and sold one D10R crawler tractor. In addition, USMC has acquired at least four other machines which are presently being rebuilt and refurbished by Darr Equipment Company. Darr Equipment Company is one of the largest Caterpillar(R) dealers in the world.

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

     Software Development
     --------------------
     The Company accounts for software development costs related to development of the web site in accordance with AICPA Statement of Position (SOP) 98-1 which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires computer software costs which are incurred in the preliminary project stage to be expensed as incurred. The preliminary project stage relates to the planning of the project through the formulation, evaluation, and final selection of alternatives. SOP 98-1 requires capitalization of costs incurred during the application development phase when the preliminary project stage is completed, management commits to funding the project, and it is probable that the project will be completed and the software will be used for the function intended. The application development stage relates to the design, coding, installation, and testing of the software. The Company incurred an expense of $75,000 during the preliminary project stage (fiscal
1999) and capitalized costs of $490,373 related to application development through the end of the second quarter of Fiscal 2000.

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

     Property and equipment consisted of the following at June 30:

                                               2000
                                               ----
          Equipment                          $13,843

          Furniture                            3,000
                                             -------
          Less accumulated depreciation           -
                                             -------
          Net property and equipment         $16,843
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

     Earnings Per Share
     ------------------
     The earnings per share computation have been made in accordance with Statement of Financial Accounting Standards No.
128. Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period.

2. Income Taxes/(Benefit)

     No income tax expense was incurred during the quarter ended
June 30, 2000. An income tax benefit of $65,000 was recognized for the period from a deferred tax asset described below.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards.

     The Company did not have a net operating loss carryforward at June 30, 2000.

3. Related Party Transactions

     The Company contracted with Canterbury Information Technology, Inc. ("CITI") to obtain software development services for its web site. Total costs incurred to date amounted to $565,373 which included capitalized costs of $490,373 and an expense of $75,000 (fiscal 1999) as described in Footnote 1. Certain stockholders, officers, and directors of CITI own substantial number of shares of the Company. During the quarter, the Company issued 278,133 shares of its common stock as payment for these services.

4. Supplemental Cash Flow Information

     Capitalized software development costs of $29,588 are included in accounts payable at June 30, 2000. Also during the quarter, the Company issued 278,133 shares of its common stock in satisfaction of a $521,500 payable to CITI related to development of its web site.

     No cash payments were made during the period for interest or taxes.

5. Equity Transactions

     During fiscal 2000, CITI also assisted in raising capital as part of the initial seed capital for the Company. For these services, 250,000 shares of e*machinery.net, inc. restricted common stock were issued to Canterbury Information Technology, Inc. during the second quarter. The net value of these shares was charged against shareholder's equity.

     In June, 2000 the Board of Directors voted to allow officers, directors, certain advisors and individuals valuable to e*machinery.net, inc. the opportunity to increase their equity positions in the Company, as an incentive to continue and increase their efforts on behalf of the Company. A total of 2,375,000 shares of restricted common stock were purchased with an interest bearing, non-recourse note to the Company. The notes and accrued interest are collateralized by the shares being issued. Each recipient also has granted a 15-day right of first refusal, in any sales of these shares. 1,500,000 of these shares were sold to certain officers at a price of $.75 per share, which represents a 50% discount from the current price. Interest on these notes accrue at the Prime rate. Based on the discounted sale of these shares, a non-cash charge to expense of $1,125,000 was made during the second quarter. The remaining 875,000 shares were sold at market and the notes for these purchases accrue interest at 6.6% per annum. No charge to expense was made on these 875,000 shares.

Item 2.  Management Discussion of Financial Condition and Results
_________________________________________________________________
of Operations
_____________

     Liquidity and Capital Resources

     Working capital at June 30, 2000 was $1,223,000. This was an increase of $1,544,000 over December 31, 1999. The Company finalized its seed capital funding by raising an additional
$1,324,000 in fiscal 2000.

     The Company's wholly owned subsidiary, U.S. Machinery Corp. also began operations during March, 2000 and as of June 30, 2000 had purchased over $700,000 of Caterpillar used heavy equipment. It is anticipated that these cores would be refurbished and would be sold during the third quarter of this year. The first sale occurred in early August, 2000.

     The Company is also in the process of searching for a revolving line of credit against its inventory. This would allow for more rapid expansion of the business, and would free up additional operating capital to allow for increased hiring of sales and support personnel.

     Results of Operations


     Revenues
     ________

     There were no revenues recorded during the first six months of fiscal 2000. The first sale of equipment occurred in August, 2000. It is anticipated that several more machines will be sold during this quarter.

     Costs and Expenses
     __________________

     Costs and expenses for the quarter ended June 30, 2000 increased significantly over the first quarter of fiscal 2000. The primary reason was a charge of $1,125,000 for the sale of stock to certain officers at a discount against market. The other reason for the increase was that salaries to employees were paid for the full three months of the quarter. In the first quarter, the salaries began to be paid in March, 2000.


PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 2    Changes in Securities
          None

Item 3    Defaults Upon Senior Securities
          None

Item 4    Submission of Matters to a Vote of Security Holders
          None

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K
          (a) Exhibits:
              27 Financial Data Schedule (in electronic format only)
          (b) Reports on Form 8-K:
              The Company filed Form 8-K/A on May 26, 2000 amending Form 8-K filed on March 29,2000, to set forth audited financials of e*machinery, inc., a Texas corporation, which was acquired on March 27, 2000 by the Registrant.
              The Company filed Form 8-K on August 8, 2000 announcing the sale of its first machine by its wholly owned subsidiary U.S. Machinery Corp., which signified the Company's emergence from development stage status to that of an active operating company.

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








August 14, 2000