Form 10-Q
period 2000-09-30
E MACHINERY NET INC
filed 2000-11-13
CIK 844893

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                     ----------------------------------

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended:                                   Commission File Number:
September 30, 2000                                                 033-26344


                            e*machinery.net, inc.
                            ____________________
               Formerly known as Harvard Financial Services Corp.
             (Exact name of registrant as specified in its charter)


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

            X   Yes                      No
           ---                      ---

The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 16,423,196 shares.


FORM 10-QSB

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            E*MACHINERY.NET, INC.

                        CONSOLIDATED BALANCE SHEETS


ASSETS
                                        September 30,
                                            2000         December 31,
                                        (Unaudited)          1999
                                        -----------      ------------
Current Assets

Cash                                    $   92,612      $   200,861

Inventory at cost                          888,910             -

Employee advances                          116,635             -
                                       -----------      -----------
         Total current assets            1,098,157          200,861

Developed software                         446,500          446,500

Deferred income taxes                      106,985           13,785

Property and equipment, net                 20,822             -

Other assets                               140,583             -
                                      ------------      -----------
         Total assets                   $1,813,047       $  661,146
                                      ============      ===========



                          See Accompanying Notes



FORM 10-QSB

                            E*MACHINERY.NET, INC.
                        CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                           September 30,
                                              2000         December 31,
                                           (Unaudited)         1999
                                           -----------     ------------
Liabilities:



Accounts payable                            $281,140        $  521,500
Accrued liabilities                           55,869              -
                                          ----------        ----------
     Total Liabilities                       337,009           521,500


Stockholders' Equity:

Common stock, $.0001 par value, 50,000,000
  shares authorized; issued and outstanding
  16,071,000 and 8,800,000, respectively      1,607                880
Notes receivable for capital stock       (2,487,746)              -
Additional paid-in capital                5,657,818            200,120
Accumulated deficit                      (1,695,641)           (61,354)
                                         ----------          ---------
     Total Stockholders' Equity           1,476,038            139,646

     Total Liabilities and Stockholders'
     Equity                              $1,813,047           $661,146
                                         ==========          =========



                        See Accompanying Notes


FORM 10-QSB

                              E*MACHINERY.NET, INC.
                        CONSOLIDATED STATEMENT OF INCOME

The following Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2000, is unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective period have been included. Quarterly results of operations are not necessarily indicative of results for the full year. There is no comparison to previous year due to the fact that operations commenced in fiscal 2000.




                                Three-Months Ended      Nine-Months Ended
                                September 30, 2000      September 30, 2000
                                ------------------      ------------------
                                   (Unaudited)              (Unaudited)

Revenues                           $    367,000             $    367,000

Cost of sales                           333,278                  333,278
                                    -----------              -----------
    Gross profit                         33,722                   33,722

Expenses
  Selling                                15,990                   16,250
  General and administrative            434,278                1,818,583
                                    -----------              -----------
      Total expenses                    450,268                1,834,833

Other income/(expense)
  Interest income                        51,260                   73,625
  Other                                   -                         -
                                    -----------              -----------
      Total other income                 51,260                   73,625

Loss before income taxes               (365,286)              (1,727,486)

Income taxes (benefit)                  (20,000)                 (93,200)
                                    -----------              -----------
Net loss                           $   (345,286)            $ (1,634,286)
                                    ===========              ===========
Basic net loss per common share     $     (.021)            $      (.126)
                                    ===========              ===========
Weighted average:
      Average common shares outstanding
      (Basic)                        16,071,000               13,000,000
                                    ===========              ===========



                            See Accompanying Notes


FORM 10-QSB

                            E*MACHINERY.NET, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2000



                                                      September 30,
                                                          2000
                                                      -------------
Cash flows from operating activities
  Net loss                                             $(1,634,286)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Stock issued for services and compensation             1,646,499

Changes in operating assets and liabilities
    Increase in employee advances                         (116,635)
    Increase in inventory                                 (888,910)
    Increase in deferred income taxes                      (93,200)
    Increase in other assets                              (140,583)
    Decrease in accounts payable and accrued liabilities  (184,491)
                                                        ----------
Net cash used in operating activities                   (1,411,606)
                                                        ----------
Investing activities
    Capital expenditures                                   (20,822)
                                                        ----------
    Net cash used in investing activities                  (20,822)
                                                        ----------
Cash flows provided by financing activities
    Proceeds from issuance of common stock, net          1,324,179
                                                        ----------
    Net cash provided by financing activities            1,324,179
                                                        ----------
Net decrease in cash                                      (108,249)

Cash, beginning                                            200,861
                                                        ----------
Cash, ending                                            $   92,612
                                                        ==========

                           See Accompanying Notes


10QSB
                             e*machinery.net, inc.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Immediately after the transaction, the stock ownership of e*machinery.net, inc. was as follows:

                                            Shares     Percent
                                            ------     -------
Original Shareholders
  (including public owners)                 1,200,000       9%
Former shareholders of e*machinery, inc.   11,935,000      91%
                                          -----------     ----
Total                                      13,135,000     100%
                                          ===========     ====
      Because the former owners of the stock of e*machinery, inc. maintain control of e*machinery.net, inc., the transaction would normally be considered a purchase by e*machinery, inc. for accounting purposes. However, e*machinery.net, inc. did not have any ongoing business operations at the date of the transaction. Since e*machinery.net, inc. had no business, the transaction is not being treated as a business combination. Instead, the transaction is being treated for accounting purposes as a recapitalization of e*machinery, inc. and as an issuance of stock by e*machinery, inc. (represented by the outstanding shares of e*machinery.net, inc.) for the assets and liabilities of e*machinery, inc. e*machinery.net, inc. had liabilities of $200,000 with no assets based upon historical book value at March 27, 2000. The recording of the liabilities resulted in a charge to additional paid in capital.

     	The future business plan is focused on the continued development of an internet based portal specializing in business to business e-commerce in the construction and mining industries, as well as the purchase, rebuild and sale of Caterpillar( used construction and mining machinery through Caterpillar( dealers and end users around the world.

     	The Company is in the process of developing an internet based distribution business for heavy machinery used primarily in the construction and mining industries. Software development of a web site began in 1999 and is ongoing. The intention is to develop a vertically integrated portal which will provide interplay between buyers and sellers of used Caterpillar (machinery, major manufacturers, distributors, and providers of supportive goods and services to the heavy machinery industry. Anticipated sources of revenue include fees related to access to the information maintained on the web site along with revenues related to distribution of heavy machinery.

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

     	U.S. Machinery Corp. has contracted with Darr Equipment Company to rebuild the cores or preowned machines purchased by USMC and then USMC would then sell the rebuilt machines at target average sales prices ranging from $500,000 to $875,000 per machine. USMC also intends to purchase and sell machines that do not have to be rebuilt, but merely cleaned and serviced. USMC has successfully acquired and sold one D10R crawler tractor. In addition, USMC has acquired at least four other machines which are presently being rebuilt and refurbished by Darr Equipment Company.

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

     	Software Development
      --------------------
      The Company accounts for software development costs related to development of the web site in accordance with AICPA Statement of Position
(SOP) 98-1 which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires computer software costs which are incurred in the preliminary project stage to be expensed as incurred. The preliminary project stage relates to the planning of the project through the formulation, evaluation, and final selection of alternatives. SOP 98-1 requires capitalization of costs incurred during the application development phase when the preliminary project stage is completed, management commits to funding the project, and it is probable that the project will be completed and the software will be used for the function intended. The application development stage relates to the design, coding, installation, and testing of the software. The Company incurred an expense of $75,000 during the preliminary project stage (fiscal 1999) and capitalized costs of $446,500 related to application development through the end of the second quarter of Fiscal 2000. During the third quarter, the Company expensed $275,000 in development costs.

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


     	Property and equipment consisted of the following at September 30:

                                                   2000
                                                   ----
                Equipment                        $17,822
                Furniture                          3,000
                                                 -------
                Less accumulated depreciation        -
                                                 -------
                Net property and equipment       $20,822
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

2. Income Taxes/(Benefit)

     	No income tax expense was incurred during the quarter ended September 30, 2000. An income tax benefit of $20,000 was recognized for the period from a deferred tax asset described below.

     	Deferred income taxes reflect the net tax effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards.

     	The Company did not have a net operating loss carryforward at September 30, 2000.


3. Related Party Transactions

     	The Company contracted with Canterbury Information Technology, Inc. ("CITI") to obtain software development services for its web site. Total costs incurred to date amounted to $796,500 which included capitalized costs of $446,500 and an expense of $75,000 (fiscal 1999) as described in Footnote
1. Certain stockholders, officers, and directors of CITI own substantial number of shares of the Company. During the quarter, the Company issued 278,133 shares of its common stock as payment for these services. During the third quarter, the Company incurred $275,000 in costs for web site development. During October, the Company issued 352,564 shares of its common stock to CITI as payment for these services.


4. Supplemental Cash Flow Information

     	Software development costs of $275,000 are included in accounts payable at September 30, 2000. During October 2000 the Company issued 352,564 shares of its common stock to CITI as payment for these services.

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

ITEM 2.  MANAGEMENT DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     	Liquidity and Capital Resources

      Working capital at September 30, 2000 was $761,000. This was an increase of $1,082,000 over December 31, 1999. The Company finalized its seed capital funding by raising an additional $1,324,000 in fiscal 2000.

     	The Company's wholly owned subsidiary, U.S. Machinery Corp. also began operations during March, 2000 and as of September 30, 2000 had purchased approximately $900,000 of Caterpillar used heavy equipment. It is anticipated that these cores will be refurbished and sold during the fourth quarter of this year. The first sale of used equipment occurred in early August, 2000.

     	The Company is also in the process of searching for a revolving line of credit against its inventory. This would allow for more rapid expansion of the business, and would free up additional operating capital to allow for increased hiring of sales and support personnel.

      Results of Operations

	     Revenues
      --------
      The Company recorded its first revenues in the third quarter of fiscal 2000. Two used Caterpillar trucks and various parts were sold totaling $367,000. It is anticipated that several larger pieces of equipment will be sold during the fourth quarter.

	     Costs and Expenses
      ------------------
      Costs and expenses for the quarter ended September 30, 2000 decreased significantly over the second quarter of fiscal 2000. The primary reason was a non-recurring charge of $1,125,000 for the sale of stock to certain officers at a discount against market during the second quarter.

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

Item 3     Defaults Upon Senior Securities
           None

Item 4     Submission of Matters to a Vote of Security Holders
           None

Item 5     Other Information
           None

Item 6     Exhibits and Reports on Form 8-K
          (a) Exhibits:
              27 Financial Data Schedule (in electronic format only)
          (b) Reports on Form 8-K:

              The Company filed Form 8-K on August 8, 2000 announcing the sale of its first machine by its wholly owned subsidiary, U.S. Machinery Corp., which signified the Company's emergence from development stage status to that of an active operating company.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            				e*machinery.net, inc.
                                (Registrant)


                            				By/s/ Arthur A. O'Shea, III
                                  -------------------------
                                  Arthur A. O'Shea, III
                                  President, Director
                                  (Chief Executive Officer and duly
                                  authorized signer)


                            				By/s/ Kevin J. McAndrew
                                  --------------------------
                                  Kevin J. McAndrew, C.P.A.
                                  Secretary, Director
                                  (Chief Financial Officer and duly
                                  authorized signer)






November 13, 2000