Form 10-K
period 2000-12-30
E MACHINERY NET INC
filed 2001-03-30
CIK 844893

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                   ---------------------------
                           FORM 10-KSB

             ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended: December 31, 2000


                Commission File Number: 033-26344


                      e*machinery.net, inc.
                      ---------------------
      (Formerly known as Harvard Financial Services Corp.)
         (Name of small business issuer in its charter)


              Delaware                                         75-2254748
-------------------------------                         ----------------------
(State or other jurisdiction of 			        (IRS Employer
incorporation or organization) 			        Identification Number)

1400 Medford Plaza, Rt. 70 & Hartford Road
         Medford, New Jersey                                  08055
------------------------------------------           ----------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number   (609) 953-7985
                            --------------
Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     YES   X       NO
                              -----        -----
Revenues for the most recent fiscal year were $3,279,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 23, 2001, was $10,485,848.

The number of shares outstanding of the issuer's class of common equity, as of March 23, 2001, was 17,140,170

                   DOCUMENTS INCORPORATED BY REFERENCE

		None.



               e*machinery.net, inc. - 10-KSB 2000

                            PART I

ITEM 1.  DESCRIPTION OF BUSINESS

	BUSINESS DEVELOPMENT
	--------------------
	e*machinery.net, inc. (hereinafter referred to as "the Registrant," "the Company" or "EMAC") is engaged in the business of providing a "state of the art" electronic exchange for the purchase and sale of new and used construction and mining machinery. EMAC intends to also provide access to financing, underwriting, shipping, inspection, appraisals, training and other associated services. U.S. Machinery, Corp.(USMC), a wholly owned subsidiary of EMAC, intends to specialize in purchasing, rebuilding, refurbishing, and reselling used Caterpillar(R) construction and mining machinery.

	The future business plan is focused on the continued development of an internet based portal specializing in business to business e-commerce in the construction and mining industries, as well as the purchase, rebuild and sale of Caterpillar(R) used construction and mining machinery through Caterpillar(R) dealers and end users around the world.

	The Company is in the process of developing an internet based distribution business for heavy machinery used primarily in the construction and mining industries. Development of the web site began in 1999 and is ongoing. Recently, Oracle Corporation was selected to power the portal. EMAC will access Oracle's multifaceted E-Studio and Oracle Consulting Group to develop a real-time and immediate response portal. The intention is to develop a vertically integrated portal which will provide interplay between buyers and sellers of used Caterpillar(R) machinery, major manufacturers, distributors, and providers of supportive goods and services to the heavy machinery industry. Anticipated sources of revenue include fees related to access to the information and resources maintained on the web site, along with revenues related to the purchase and sale of heavy machinery.

	U.S. Machinery Corp. is a wholly owned subsidiary of e*machinery, inc. that is focused on the rebuilding and marketing of construction and mining machinery. Utilizing relationships with Caterpillar(R) dealers and end users, USMC offers rebuilt or refurbished machinery with a warranty at a fraction of the cost of new. This is a tremendous advantage for contractors and mining companies. They can upgrade their fleets at a lower cost without the risk of buying used machines without a warranty.

	U.S. Machinery Corp. has contracted with Darr Equipment Company to rebuild the cores or preowned machines purchased by USMC and then USMC intends to sell the rebuilt machines at target average sales prices ranging from $200,000 to $1,000,000 per machine. USMC also intends to purchase and sell machines that do not have to be rebuilt, but merely cleaned and serviced. USMC has successfully acquired and sold several rebuilt cores during the fourth quarter of fiscal 2000. In addition, USMC has acquired at least eight other machines which are presently being rebuilt and refurbished by Darr Equipment Company. USMC is also in a joint venture with Worldwide Machinery, whereby Worldwide funds the acquisition cost of inventory, and USMC acts as


              e*machinery.net, inc. - 10-KSB 2000

sales agent for the venture. Gross profit is then shared between the two parties.

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

	On January 28, 2000, a quorum and majority of Harvard Financial Services Corp. shareholders and Board of Directors voted to acquire 100% of the stock of e*machinery, inc. which was ratified by its shareholders at a Shareholders Meeting on March 27, 2000. Pursuant to said agreement, Harvard Financial Services Corp. amended its Certificate of Incorporation on February 2, 2000 to change its name to e*machinery.net, inc. Also pursuant to said agreement, the Company agreed to reverse split its stock on a 1 for 10 basis as of February 9, 2000, which reduced the number of outstanding shares at the time to 1,200,000.

	BUSINESS PLAN
	-------------
	e*machinery.net, inc. will attempt to create a worldwide network of manufacturers, dealers, suppliers and end users of construction and mining machinery, goods, and services. The e*machinery.net portal could be an important tool used to bring together a variety of important services to complement this network. We plan to attempt to leverage our market knowledge and experience in the construction and mining industry worldwide to draw members to our web site. We have avoided becoming solely a "listings" or "auction" site, which has been the approach of many established sites in the industry. We wish to make available an industry specific and comprehensive daily mechanism to serve the construction and mining industry.

	FORMATION GOAL
	--------------
        e*machinery.net was formed to be an international internet portal to the construction and mining machinery industry. e*machinery.net hopes to become an international trading company by networking buyers and sellers of construction and mining machinery throughout the world. By providing the industry with a complete package of services, including financing, underwriting, shipping, machinery inspections, etc., e*machinery.net hopes


              e*machinery.net, inc. - 10-KSB 2000
to be the definitive source for the worldwide construction and mining machinery industry.

	MARKETS AND PRODUCTS
	--------------------
	The construction and mining machinery market is the target of e*machinery.net. Focusing not only on end users of machinery but also manufacturers, dealers, and suppliers to create an international, industry-specific web site.

	FOUNDERS
	--------
        The President and Vice President of e*machinery.net have over 30 years of combined experience in the construction and mining machinery market. This is a market that generates approximately $300 billion in sales per year, worldwide. Their experience includes working directly with Caterpillar(R) dealers and helping build one of the largest dealers of used construction and mining machinery in the world.

	INDUSTRY
	--------
	The construction and mining industry includes general, highway and other construction as well as various surface and underground mining applications. Manufacturers like Caterpillar(R), Hitachi, Euclid, Volvo, Komatsu and others produce machinery around the world.

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

Potential competitors could include:
        Verticalnet                     GUIA
        Netgateway                      Centrack
	Free Markets 			imark.com
        Ariba                           Equipment Central
	America Online 			Tradeyard
	Stores 				Esasa
        Machinery Trader                Online Asset Exchange
	Iron Planet 			Contractors Hotline
	Point2 				Associated Equipment Distributors
	Global Sourcing Network


              e*machinery.net, inc. - 10-KSB 2000

	EMPLOYEES
	---------
	As of December 31, 2000, the Company had 3 employees and 7 consultants. The Company believes that the relationship with its employee and consultants is satisfactory.


ITEM 2.  PROPERTIES

        All facilities, its administrative and sales offices, are leased. The aggregate annual rental payments under leases will approximate $130,300 in fiscal year 2001. The approximate square footage of office space located at 1400 Medford Plaza, Medford, New Jersey is 1,000 square feet and the approximate square footage of office space located at 222 W. Las Colinas Boulevard, Suite 1650, Irving, Texas is 5,066 square feet.


ITEM 3.  LEGAL PROCEEDINGS

        None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	The Annual and Special Shareholders Meeting was held on March 27, 2000, at which time three matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the appointment of Baratz & Associates, P.A. as the Company's independent auditors, the acquisition of 100% of the shares of e*machinery, inc., and the election of the following Directors: Arthur A. O'Shea, III, Stuart R. Matthews, Stanton
M. Pikus, Kevin J. McAndrew and Frank A. Cappiello.


                                  PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCK HOLDER MATTERS

	The Company commenced trading in the Over-The-Counter (O-T-C) market on the OTC Bulletin Board. Effective December 17, 1997, the Company stock symbol changed from "CATV" to "HRVD". Effective February 9, 2000 the Company effectuated a one for ten reverse stock split and the Board of Directors changed the trading symbol stock from "HRVD" to "EMAC". The high and low closing prices (adjusted to reflect the 1 for 10 reverse stock split) of the Company's common stock from January 1, 1999 through March 23, 2001 were as follows:


              e*machinery.net, inc. - 10-KSB 2000

              MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS
       ====================================================================
1999   |  1st Quarter   |   2nd Quarter  |  3rd Quarter   |  4th Quarter    |
       |  -----------   |   -----------  |  -----------   |  -----------    |
       |  High     Low  |  High     Low  |  High     Low  |  High     Low   |
Common |  ----     ---  |  ----     ---  |  ----     ---  |  ----     ---   |
Stock  | $2.30    $1.25 | $1.30    $1.25 | $5.93    $.62  | $2.60    $.45   |
-------|----------------|----------------|----------------|-----------------|
2000   |  1st Quarter   |   2nd Quarter  |  3rd Quarter   |  4th Quarter    |
       |  -----------   |   -----------  |  -----------   |  -----------    |
       |  High     Low  |  High     Low  |  High     Low  |  High     Low   |
Common |  ----     ---  |  ----     ---  |  ----     ---  |  ----     ---   |
Stock  | $4.00   $0.156 | $2.625   $1.50 |$2.1875 $1.1875 | $3.25   $0.875  |
-------|----------------|====================================================
2001   |  1st Quarter   |
       |  -----------   |
       |  High     Low  |
Common |  ----     ---  |
Stock  | $3.125   $1.68 |
=========================

	The approximate number of record holders of the Company's common stock as of December 31, 2000 as determined from the Company's transfer agent's list of record holders was 100. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies. The Company believes that there are in excess of 300 beneficial holders.


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


              e*machinery.net, inc. - 10-KSB 2000

	(A)  LIQUIDITY AND CAPITAL RESOURCES

	The Company had working capital at December 31, 2000 of $263,000. A major challenge to the business is the ability to secure asset-based lending from a finance organization who specializes in the heavy equipment marketplace. The Company's future growth will be impeded by the lack of such financing, based on the need to continually liquidate inventory to meet period expenses and purchase additional cores. Discussions have been ongoing, but at this current date, an acceptable lender has not yet been identified. This area remains a high priority to management, and will be a focal point of the business during fiscal 2001. The timely development and deployment of the portal is also dependent on the cash flow generated by the sales activities of USMC.

	Without proper financing in place, the Company runs the risk of coming up against temporary cash shortfalls based on current inventory turns. Offsetting this situation is the ability of the Company to pay a related party vendor using common stock in lieu of cash. This arrangement had been made at the formation of e*machinery.net, inc. and will continue for the foreseeable future.

	The Company raised an additional $500,000 of equity through a private placement of common stock to one accredited investor during the first quarter of fiscal 2001. This cash was used to reduce current liabilities, hence improving working capital.

	There was no material commitment for capital expenditures as of December 31, 2000. Inflation was not a significant factor in the Company's financial statements.

	RESULTS OF OPERATIONS

	Fiscal 2000 Compared to Fiscal 1999

	Revenues
	--------
	Net revenues for the first year of operations totaled $3,279,000. Of this total $2,912,000 in sales occurred during the fourth quarter of fiscal 2000.

	Costs and Expenses
	------------------
	Selling, general and administrative expenses increased by $276,000 (368%). This increase was the result of establishing a corporate office in


              e*machinery.net, inc. - 10-KSB 2000

Irving, Texas.

	Officer compensation totaling $1,961,000 consisted of the following components: $1,125,000 in stock issued as officer compensation; accrued (but unpaid) bonuses of $500,000 and salary expense of $336,000. The only major cash expense incurred during the year was for salaries.

	Software development costs to a related party were comprised of $447,000 of capitalized costs from fiscal 1999 which were expensed in 2000, as well as $569,000 of services performed and expensed during fiscal 2000. All of these expenses were paid for by the Company using common stock in lieu of cash. Management and consulting services totaling $117,000 were also paid to a related party. Once again, the majority of these expenses were paid for using Company common stock.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See annexed financial statements under Item 13.


ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.


                                PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

	The directors, executive officers and control persons of the Company as of December 31, 2000 were as follows:

Name                            Age     Position Held with Company
----                            ---     --------------------------
Arthur A. O'Shea, III		40	Director, President and Chief Executive
                                        Officer of the Company
Stuart R. Matthews		35 	Director, Vice President and Treasurer
                                        of the Company
Kevin J. McAndrew, CPA          42      Director, Secretary
Stanton M. Pikus                60      Director
Frank A. Cappiello		75	Director

Arthur A. O'Shea, III - President, Chief Executive Officer and Director. From 1999 to present, Mr. O'Shea was President and a Founder of e*machinery, inc. From 1992 until late 1999, Mr. O'Shea was employed in various capacities by Hoss Equipment Company, one of the largest used equipment dealers in the United States. From 1998 through 1999, he was Vice President, Chief Operating Officer and International Sales Director; in 1997, he was Vice President of Sales, both domestic and international; and from 1992 through 1996, he was International Sales Director. From 1990 through 1991, he was a consultant with Industrial Metals Company and Liberty Iron & Metals. His assignment was to dismantle and re-sell the major assets of Lafarge Corporation cement processing plant located in Fort Worth, Texas. From 1986 through 1990, he traveled extensively throughout


              e*machinery.net, inc. - 10-KSB 2000

Latin America, as well as Mexico, employed by three major dealers of Caterpillar(R) equipment. He also, during this period, was a consultant for five construction companies in Mexico with regard to the utilization of construction machinery. From 1980 through 1985, he was employed by Darr Equipment Company, Inc., a North Texas and Oklahoma based Caterpillar(R) dealership. Mr. O'Shea filed a personal bankruptcy petition in February 1999 as a precautionary measure against an individual alleged creditor.
The validity and enforceability of such debt was vigorously litigated.
The matter has been resolved.

Stuart R. Matthews - Treasurer, Vice President and Director. From 1999 to present, Mr. Matthews was President, Treasurer, Vice President and a Founder of e*machinery, inc. From 1994 to early 2000, Mr. Matthews was Marketing Director of International Sales for Hoss Equipment Company. In 1994, he worked for Alvis Arthur Machinery Company as Advertising and Marketing Director. From 1993 through early 1994, he was Sales and Customer Service Director for Dalworth Corporate Cleaning Company. From 1990 through 1993, he was employed as General Manager of the retail division for Parkway Paging Company. From 1987 through 1989, he was the Municipal Court Police Liaison for the City of Grand Prairie, Texas. From 1983 through 1986, Mr. Matthews attended the Michael F. Price College of Business at the University of Oklahoma, and earned a degree in Advertising from the H.H. Herbert School of Journalism and Mass Communications, also at the University of Oklahoma.

Kevin J. McAndrew - Secretary and Director. Mr. McAndrew is also the Chief Operating Officer, Executive Vice President and a Director of Canterbury Information Technology, Inc., a public company listed on the Nasdaq National Market, and has been with Canterbury since 1987. He is a graduate of the University of Delaware (B.S. Accounting, 1980) and has been a Certified Public Accountant since 1982. From 1980 through 1983, he was an Auditor with the public accounting firm of Coopers and Lybrand in Philadelphia.
From 1984 through 1986, Mr. McAndrew was employed as a Controller for a New Jersey-based division of Allied Signal, Inc. On March 27, 2000, Mr. McAndrew resigned as Vice President and Treasurer of e*machinery.net, inc. and was appointed Secretary by the Board of Directors.

Stanton M. Pikus - Director. Mr. Pikus is also the President and Chairman of the Board of Directors of Canterbury Information Technology, Inc., a Nasdaq National Market public company that focuses on information technology and training. Mr. Pikus was a founder of Canterbury. He graduated from the Wharton School of the University of Pennsylvania (B.S. Economics and Accounting) in 1962. From 1968 through 1981, he had been President and majority stockholder of Brown, Bailey and Pikus, Inc., a mergers and acquisitions consulting firm that completed more than twenty
(20) transactions. In addition, Mr. Pikus has been retained in the past by various small- to medium-sized public companies in the capacity of an independent financial consultant.

Frank A. Cappiello - Director. Mr. Cappiello was elected Director in February, 2000. He is the President of a large investment advisory firm, McCullough, Andrews & Cappiello, Inc. He is also the author of several books and a regular panelist on "Wall $treet Week with Louis Rukeyser", a regular quest on CNN's "Money Line," CNN Financial's "Market Sweep," a


              e*machinery.net, inc. - 10-KSB 2000

frequent guest on CNBC, and a monthly columnist on the website of CBS's "MarketWatch." Until their recent sale, he was the Chairman of three no-load mutual funds. For more than 12 years Mr. Cappiello was Chief Investment Officer for an insurance holding company with overall responsibility for managing assets of $800 million. Before that, he was the Research Director of a major stock brokerage firm. Mr. Cappiello has been and is a Director of Canterbury Information Technology, Inc. since 1995. He is a graduate of the University of Notre Dame and Harvard University's Graduate School of Business Administration.


ITEM 10.  EXECUTIVE COMPENSATION

EMPLOYMENT CONTRACTS

	In January, 2000 Arthur A. O'Shea, President and Chief Executive Officer entered into a five year employment agreement with the Company. The agreement provides for a base salary of $250,000. There are also additional stock option incentives based on e*machinery.net, inc.'s performance. In conjunction with this contract, Mr. O'Shea agreed to a covenant not to compete with the Company during his employment and for a five-year period after his employment with the Company has terminated. During June, 2000, Mr. O'Shea was permitted by the Board of Directors to purchase 1,000,000 shares of Company restricted common stock at 50% of the then current market price using a non-recourse, interest bearing promissory note. Mr. O'Shea, at the same time, also agreed to waive his rights to receive cash and stock option bonuses currently and in the future.

	In January, 2000 Stuart R. Matthews, Vice President and Treasurer
entered into a five year employment agreement with the Company.   The
agreement provides for a base salary of $150,000. In conjunction with this contract, Mr. Matthews agreed to a covenant not to compete with the Company during his employment and for a five-year period after his employment with the Company has terminated. During June, 2000, Mr. Matthews was permitted by the Board of Directors to purchase 500,000 shares of Company restricted common stock at 50% of the then current market price using a non-recourse, interest bearing promissory note. Mr. Matthews, at the same time, also agreed to waive his rights to receive cash and stock option bonuses currently and in the future.

	CASH COMPENSATION

	The Company had 3 full-time employees as of December 31, 2000.

                                                Discounted
                                                Restricted        All
Name and                                          Stock          Other
Principal Position       Year   Salary    Bonus  Purchase     Compensation
--------------------------------------------------------------------------
Arthur A. O'Shea, III 	 2000  $204,808  $   -   $750,000	$      -
President
Stuart R. Matthews       2000  $122,884  $   -   $375,000       $      -
Vice President



	COMPENSATION OF DIRECTORS

	None.

        TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

	None.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) (B) The following table sets forth certain information with regard to the record and beneficial ownership of the Company's Common Stock on March 23, 2001 by (i) each shareholder owning of record or beneficially 5% or more of the Company's Common Stock (ii) each Director individually, and
(iii) all Officers and Directors of the Company as a group. All numbers have been adjusted to reflect the 1 for 10 reverse stock split effective February 9, 2000.


              e*machinery.net, inc. - 10-KSB 2000

                               Shares Beneficially            % Owned of
Name                        Owned on March 23, 2001       Company's Shares
----                        -------------------------     ----------------
Arthur A. O'Shea, III            5,000,000                      29.17%
Stuart R. Matthews               2,500,000                      14.59%
Kevin J. McAndrew                  845,000                       4.93%
Stanton M. Pikus(1)              2,204,750(1)                   12.86%(1)
Frank A. Cappiello                 220,602                       1.29%
Canterbury Information
 Technology, Inc.                1,435,301                       8.37%
------------------------        ----------                      ------
All Officers, Directors
and 5% owners as a group
(6 in number)                   12,205,653                      74.89%

(1) Included in the 2,204,750 shares beneficial owned by Stanton M. Pikus are 3,000 shares owned by Jean Z. Pikus, wife of Stanton, and 30,000 owned by the Matthew Z. Pikus Trust, Mr. Pikus' son.

	CHANGE IN CONTROL
        None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The Officers and Directors have the following relationships and related transactions with the Company.

	Stanton M. Pikus is the President, Chief Executive Officer and Chairman of the Board of Directors of Canterbury Information Technology, Inc. and
Kevin J. McAndrew is the Executive Vice President, Chief Financial Officer and Director of Canterbury Information Technology, Inc. Frank A. Cappiello is a Director of Canterbury Information Technology, Inc. Canterbury Information Technology, Inc. is a 8.37% shareholder in e*machinery.net, inc. and CALC/Canterbury Corp., a wholly owned subsidiary of Canterbury
Information Technology, Inc., has been, and will continue to provide consulting services with e*machinery.net, inc. to provide information technology services, and in particular, will oversee the development of emachinery.net's web internet portal.

	The Company has retained a subsidiary of Canterbury Information Technology, Inc. (CITI) to provide software development services for its portal. Total costs incurred to date amount to $1,016,000. All of the liabilities associated with these expenses has been settled by issuing Company common stock in lieu of cash. Certain stockholders, officers, and


              e*machinery.net, inc. - 10-KSB 2000

directors of CITI own substantial number of shares of the Company. During the year, the Company issued shares of its common stock as payment for services rendered during that period. As a subsequent event, the Company issued 187,722 shares for services rendered in the first quarter of fiscal 2001. To date, CITI owns 1,435,301 shares of e*machinery.net, inc. restricted common stock.





              e*machinery.net, inc. - 10-KSB 2000


                                 PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	The following are filed as a part of this Form 10-KSB on the pages indicated.

Consolidated Financial Statements                                      Page No.
Report of Independent Auditors                                           F- 0
Consolidated Balance Sheets - December 31, 2000 and 1999                 F- 1
Consolidated Statements of Loss - for the year ended
        December 31, 2000 and for the period from September 29, 1999
        (inception) to December 31, 1999                                 F- 3
Consolidated Statements of Stockholders' Equity - for the year ended
	December 31, 2000 and for the period from September 29, 1999
        (inception) to December 31, 1999                                 F- 4
Consolidated Statements of Cash Flows - for the year ended
	December 31, 2000 and for the period from September 29, 1999
        (inception) to December 31, 1999                                 F- 5
Notes to Consolidated Financial Statements                               F- 6

Exhibits
3(a)  Articles of Incorporation of Capital Advisors Acquisition Corp.       *
3(b)  By-Laws of the Registrant                                             *
3(c)  Certificate of Amendment to Articles of Incorporation changing
         the name to Harvard Financial Services Corp.                      **
3(d)  Certificate of Amendment to Articles of Incorporation changing
         the name to e*machinery.net, inc.                                ***
Subsidiaries of the Registrant                                             13

*Incorporated by reference from the like-numbered exhibit to Form S-1 filed on January 30, 1989.
**Incorporated by reference from the like-numbered exhibit to Form 8-K dated July 23, 1998.
***Incorporated by reference from the like-numbered exhibit to Form 8-K dated March 29, 2000.

Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:
  None








              e*machinery.net, inc. - 10-KSB 2000

                                SIGNATURES
                                ----------
	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, e*machinery.net, inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						e*machinery.net, inc.
						---------------------
Dated:  March 30, 2001  By /s/ Arthur A. O'Shea, III
                        --------------------------------------------------
                        Arthur A. O'Shea, III, President, Chief Executive Officer and Director

Dated:  March 30, 2001  By /s/ Kevin J. McAndrew
                        --------------------------------------------------
                        Kevin J. McAndrew, Chief Financial Officer,
                        Secretary, and Director

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of e*machinery.net, inc. and in the capacities and on the dates indicated.

Dated:  March 30, 2001  By  /s/ Arthur A. O'Shea, III
                        --------------------------------------------------
                        Arthur A. O'Shea, III, President, Chief Executive Officer and Director

Dated:  March 30, 2001  By  /s/ Stuart R. Matthews
                        --------------------------------------------------
                        Stuart R. Matthews, Director Vice President and
                        Treasurer

Dated:  March 30, 2001  By /s/ Kevin J. McAndrew
                        --------------------------------------------------
                        Kevin J. McAndrew, Chief Financial Officer,
                        Secretary, and Director


Dated:  March 30, 2001  By /s/ Stanton M. Pikus
                        --------------------------------------------------
                        Stanton M. Pikus, Director


Dated:  March 30, 2001  By /s/ Frank A. Cappiello
                        --------------------------------------------------
                        Frank A. Cappiello, Director


                           Independent Auditors' Report
                           ----------------------------

The Board of Directors and Stockholders
e*machinery.net, inc.
1400 Medford Plaza
128 Route 70
Medford, New Jersey  08055

	We have audited the accompanying consolidated balance sheets of e*machinery.net, inc. as of December 31, 2000 and 1999, and the related consolidated statements of loss, stockholders' equity and cash flows for the year ended December 31, 2000 and for the period from September 29, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e*machinery.net, inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from September 29, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.



                                                  Baratz & Associates, P.A.









January 26, 2001
                    e*machinery.net, inc. - 10-KSB 2000

                       CONSOLIDATED BALANCE SHEETS
                       December 31, 2000 and 1999


                                                   2000                 1999
                                                   ----                 ----

ASSETS
------
 Cash                                         $   10,928              $ 200,861
 Inventory                                     1,779,000                   -
 Prepaid expenses                                 14,020                   -
                                              ----------              ---------
        Total current assets                   1,803,948                200,861

Property and equipment
 Leasehold improvements                            9,520                   -
 Furniture and fixtures                            3,642                   -
 Office equipment                                 16,948                   -
 Office software                                   1,675                   -
                                              ----------              ---------
                                                  31,785                   -

 Less: accumulated depreciation                    2,665                   -
                                              ----------              ---------
        Net property and equipment                29,120                   -

Other assets
 Developed software                                 -                   446,500
 Due from officers                                90,357                   -
 Security deposits                               133,451                   -
 Deferred tax assets                              87,893                 13,785
                                              ----------              ---------
        Total other assets                       311,701                460,285
                                              ----------              ---------
         Total assets                         $2,144,769              $ 661,146
                                              ==========              =========







                                 Continued
 The accompanying notes are an integral part of these financial statements.

              e*machinery.net, inc. - 10-KSB 2000

                       CONSOLIDATED BALANCE SHEETS
                       December 31, 2000 and 1999
                               Continued


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


                                                   2000                 1999
                                                   ----                 ----
Liabilities:

Accounts payable                               $    6,129             $    -
Accrued liabilities                               659,738                  -
Due to related parties                            875,226               521,500
                                               ----------             ---------
        Total current liabilities               1,541,093               521,500


Stockholders' equity

Common stock, $.0001 par value, 60,000,000
  shares authorized; issued and outstanding
  16,448,216 and 8,800,000 shares issued and
  outstanding at December 31, 2000 and 1999,
  respectively                                      1,645                   880
Notes receivable for common stock              (2,462,500)                 -
Additional paid-in capital                      5,957,780               200,120
Deficit                                        (2,893,249)              (61,354)
                                               ----------             ---------
        Total stockholders' equity                603,676               139,646
                                               ----------             ---------
        Total liabilities and stockholders'
        equity                                 $2,144,769             $ 661,146
                                               ==========             =========







   The accompanying notes are an integral part of these financial statements.

                    e*machinery.net, inc. - 10-KSB 2000

                      CONSOLIDATED STATEMENTS OF LOSS
                 For the year ended December 31, 2000 and for the period from September 29, 1999 (inception) to December 31, 1999

                                                   2000                 1999
                                                   ----                 ----
Sales                                         $ 3,279,000             $    -

Cost of sales                                   2,762,687                  -
                                              -----------             ---------
Gross profit                                      516,313                  -
                                              -----------             ---------
Operating expenses

 Selling, general and administrative              351,205                75,139
 Officer compensation                           1,961,482                  -
 Software development costs -
    related party                               1,016,000                  -
 Management and consulting services -
    related party                                 116,875                  -
                                              -----------             ---------
        Total operating expenses                3,445,562                75,139
                                              ===========             =========
Loss from operations                           (2,929,249)              (75,139)

Interest income                                    23,246                  -
                                              -----------             ---------
Loss before income tax benefit                (2,906,003)               (75,139)

Income tax benefit                                74,108                 13,785
                                             -----------              ---------
        Net loss                             $(2,831,895)             $ (61,354)
                                             ===========              =========
Net loss per common share                    $     (.211)             $   (.007)
                                             ===========              =========
Weighted common shares outstanding            13,430,367              8,648,936
                                             ===========              =========
Pro forma net loss per common share                 -                 $   (.007)
                                             ===========              =========






  The accompanying notes are an integral part of these financial statements.

                                        e*machinery.net, inc. - 10-KSB 2000

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            For the year ended December 31, 2000 and period
                       from September 29, 1999 (inception) to December 31, 1999

                                                               Additional
                               Common Stock         Notes       Paid-In     Accumulated
                            Shares       Amount  Receivables    Capital       Deficit      Total
                            ------       ------  -----------    -------       -------      -----
Stock issued to
 founders at inception   8,600,000      $  860  $      -    $       140    $      -     $1,001,000
Stock issued in
 private placement         200,000          20         -        199,980           -        200,000
Net loss for the
 period                       -            -           -           -           (61,354)    (61,354)
                        ----------      ------  ----------  ----------      ----------    ---------
Balance,
 December 31, 1999       8,800,000      $  800  $      -     $   200,120    $  (61,354)   $ 139,646

Stock issued in
 private placement       3,135,000         313         -       1,534,737          -       1,535,050
Stock issued and net
 liabilities assumed in
 reverse acquisition     1,200,000         120         -        (200,120)         -        (200,000)
Stock issued to
 related parties for
 service                   913,216          92         -         835,783          -         835,875
Stock issued as
 compensation            1,500,000         150   (1,125,000)   2,249,850          -       1,125,000
Stock issued for
 promissory notes          900,000          90   (1,337,500)   1,337,410          -            -
Net loss for the year         -           -            -            -       (2,831,895)  (2,831,895)
                        ----------      ------  -----------   ----------   -----------   ----------
Balance,
 December 31, 2000      16,448,216      $1,645  $(2,462,500)  $5,957,780   $(2,893,249)  $  603,676
                        ==========      ======  ===========   ==========   ===========

                 The accompanying notes are an integral part of these financial statements.

                                                     F-4

                     e*machinery.net, inc. - 10-KSB 2000

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the year ended December 31, 2000
    and period from September 29, 1999 (inception) to December 31, 1999


                                                          2000           1999
                                                          ----           ----
Cash flows used in operating activities
 Net loss for the period                              $(2,831,895)    $(61,354)
 Adjustments to reconcile net loss to net
   cash used in operating activities
    Depreciation and amortization                           2,665         -
    Stock issued as officer compensation                1,125,000         -
    Stock issued to a related party for
     Services                                             760,875       75,000

Changes in operating assets and liabilities
    Increase in due from officers                         (90,357)        -
    Increase in inventory                              (1,779,000)        -
    Increase in prepaid expenses                          (14,020)        -
    Increase in deferred tax assets                       (74,108)     (13,785)
    Increase in security deposits                        (133,451)        -
    Increase in accounts payable                            6,129         -
    Increase in accrued liabilities                       659,738         -
    Increase in due to related parties                    875,226         -
                                                      -----------     --------
 Net cash used in operating activities                 (1,493,198)        (139)

 Cash flows used in investing activities
    Purchases of property and equipment                   (31,785)        -

 Cash flows provided by financing activities
    Net proceeds from issuance of stock                 1,335,050      201,000
                                                      -----------     --------
Net (decrease) increase in cash                         (189,933)      200,861

Cash, beginning                                          200,861          -
                                                     -----------      --------
Cash, ending                                         $    10,928      $200,861
                                                     ===========      ========










   The accompanying notes are an integral part of these financial statements

                                       F-5

                         e*machinery.net, inc. - 10-KSB 2000

                     Notes to Consildated FInancial Statements

1. Summary of Significant Accounting Policies
   ------------------------------------------

	Nature of Operations
	--------------------
e*machinery.net, inc., the Company, is in the process of developing an internet based distribution business for previously used construction and mining machinery. Software development of an internet web site began in 1999 and is ongoing. The intention is to develop an internet portal, which will provide interplay between major manufacturers, distributors, and providers of supportive goods and services to the heavy machinery industry. Anticipated sources of revenue include subscription fees related to access to the internet web site along with commissions to be generated from internet distribution of heavy machinery.

	The Company emerged from development stage enterprise status at June 2000 with the start-up of business operations by its wholly owned subsidiary, U.S. Machinery Corp. ("USMC"). The business of USMC is focused on the rebuilding and distribution of used construction and mining machinery. Utilizing relationships with Caterpillar(R) dealers, USMC offers rebuilt machinery with a warranty at a significant reduction of the cost of an equivalent new machine. During the fourth fiscal quarter, USMC sold six rebuilt machinery units accounting for $2,912,000 of the consolidated company sales of $3.279 million for the year ended December 31, 2000.

	Reverse Acquisition
	-------------------
	On March 27, 2000, e*machinery, inc. was acquired by e*machinery.net, inc. (renamed in February 2000; formerly Harvard Financial Services
Corp.) through an exchange of stock at a 1 for 1 ratio whereas e*machinery.net, inc. issued stock to the shareholders of e*machinery, inc. in exchange for stock representing 100% of the outstanding shares of e*machinery, inc. e*machinery.net, inc. is currently traded on the Nasdaq Over-The-Counter Bulletin Board under the stock symbol "EMAC". Pursuant to the acquisition agreement, the directors and officers of e*machinery.net, inc. resigned in favor of the directors and officers of e*machinery, inc.

	Immediately after the transaction, the common stock ownership of e*machinery.net, inc. was as follows:

                                                   Shares         Percent
                                                   ------         -------
Original Shareholders (including
  public owners)                                 1,200,000            9%
Former shareholders of
  e*machinery, inc.                             11,935,000           91%
                                                ----------         ------
      Total                                     13,135,000          100%
                                                ==========         ======
	Because the former owners of e*machinery, inc. acquired control of e*machinery.net, inc., the transaction would normally have been considered a "reverse acquisition" by e*machinery, inc. for accounting purposes. However, e*machinery.net, inc. did not have any business operations at the date of the transaction. Since e*machinery.net, inc. had no business, the transaction was not treated as a business combination. Instead, the

                    e*machinery.net, inc. - 10-KSB 2000

transaction was treated for accounting purposes as a recapitalization of e*machinery, inc. and an issuance of stock by e*machinery, inc.
(represented by the outstanding shares of the Company) for the net liabilities of e*machinery.net, inc. The historical financial statements of e*machinery, inc. have become the historical financial statements of the Company.

	Principles of Consolidation
        ---------------------------
	The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, U.S. Machinery Corp., after elimination of all intercompany transactions and balances.

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

	Inventory
        ---------
	The inventory is stated at cost determined by the specific identification method. Inventory consists of 8 units of heavy construction machinery held by U.S. Machinery Corp. at December 31, 2000.

	Property and Equipment
        ----------------------
	Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

	Software Development
	--------------------
	The Company accounts for software development costs related to development of its internet web site in accordance with AICPA Statement of Position (SOP) 98-1 which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires computer software costs incurred in the preliminary project stage to be expensed. The preliminary project stage relates to the planning of the project through the formulation, evaluation, and final selection of alternatives. The Company expensed $75,000 of these costs during the period ended December 31, 1999. SOP 98-1 requires capitalization of costs incurred during the application development phase when the preliminary project stage is completed, management commits to funding the project, and it is probable that the project will be completed and the software will be used for the function intended. The application development stage relates to the design, coding, installation, and testing of the software. The Company capitalized costs of $446,500 related to application development during the period from September 29, 1999 (inception) to December 31, 1999.

                    e*machinery.net, inc. - 10-KSB 2000

Additional costs of $569,000 were incurred during the year ended December 31, 2000. Due to the general downturn in the economic outlook for internet marketing companies during the year, the Company has recorded a charge to earnings of $1,016,000 for all of these costs.

	Stock-Based Compensation
	------------------------
	The Company has chosen to account for stock compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock awards is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

	Advertising Costs
	-----------------
	Advertising costs of $7,039 were expensed as incurred during the year ended December 31, 2000. No advertising costs were incurred during the period from September 29, 1999 (inception) to December 31, 1999.

	Income Taxes
	------------
	The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting For Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this approach, deferred income taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax law will be reflected in the tax provision as they occur.

	Net Loss Per Common Share
	-------------------------
	The net loss per common share computation has been made in accordance with Statement of Financial Accounting Standards No. 128. Net loss per common share is computed using the weighted average number of common shares outstanding during the period. The Company has a basic capital structure that does not require a presentation of diluted earnings per share.

2. Related Party Transactions
   --------------------------
        The Company's Board consists of five individuals, two of which are officers of the Company, one serving as President and CEO and the other serving as Vice President and Treasurer. During 2000, these officers were advanced a total of $147,500 and as of December 31, 2000, $90,357 was still due to the Company.

	The three remaining directors also serve on the Board of Canterbury Information Technology, Inc., (CITI), the firm retained to develop the Company's internet portal. During 2000 and 1999, the Company incurred costs to CITI related to the development of the internet portal totaling $569,500 and $521,500, respectively. The Company also incurred fees of $77,500 and $39,375 for management and consulting services rendered by CITI during 2000. The Company issued 913,216 shares of its common stock valued at 50% of closing price at date of issuance during 2000 to CITI in lieu of payment of $835,875 of CITI accounts payable. The Company had balances due to CITI of $375,226 and $521,500 as of December 31, 2000 and

                    e*machinery.net, inc. - 10-KSB 2000

1999, respectively.

	During 2000, cash bonuses totaling $510,000 were awarded to officers and consultants of which $500,000 remained unpaid at the year end.

	During fiscal 2000, CITI also assisted in raising equity as part of the initial seed capital for the Company. For these services, 250,000 shares of e*machinery.net, inc. common stock were issued to CITI during the second quarter. The par value of these shares was charged against additional paid in capital.

	In June, 2000 the Board of Directors voted to allow officers, directors, certain advisors and individuals valuable to e*machinery.net, inc. the opportunity to increase their equity positions in the Company, as an incentive to continue to work for and increase their efforts on behalf of the Company. A total of 2,375,000 shares of restricted common stock were issued in exchange for interest bearing, nonrecourse notes to the Company. The notes and accrued interest are collateralized by the shares being issued. Each recipient also has granted the Company a 15-day right of first refusal, prior to any sales of these shares. 1,500,000 of these shares were sold to certain officers at a price of $.75 per share, which represented a 50% discount from the quoted market price. Interest on these notes accrues at the prime rate. Based on the discounted sale of these shares, a non-cash charge to expense of $1,125,000 was made during the second quarter. The remaining 875,000 shares were sold at the quoted market price and the notes exchanged for these shares accrue interest at 6.6% per annum. No charge to expense was made for these 875,000 shares. The Company did not record interest income from any of these notes due to their nonrecourse nature.

3. Income Tax (Benefit)
   --------------------
	No income tax expense was incurred during either period. An income tax benefit of $74,108 and $13,785 was recognized for the periods ended December 31, 2000 and 1999, respectively, from deferred tax assets described below.

	Deferred income taxes reflect the net tax effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards.

	Income tax (benefit) consisted of the following at December 31, 2000 and 1999:

                                                 2000            1999
                                                 ----            ----
	Deferred
	--------
	Federal					$62,992		$13,785
        State                                    11,116            -
                                                -------         -------
	  Income tax (benefit)			$74,108		$13,785
                                                =======         =======

                    e*machinery.net, inc. - 10-KSB 2000

	Significant items comprising the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 were as follows:

                                                   2000            1999
                                                   ----            ----
	Deferred tax assets:
	Difference between book and tax basis:
          Development stage start-up costs       $119,809         $ 13,785
          Net operating loss carryforwards        759,118             -
                                                 --------         --------
                Total deferred tax assets        $878,927         $ 13,785

                Valuation allowance              (791,034)            -
                                                 --------         --------
        Net deferred tax balance                 $ 87,893         $ 13,785
                                                 ========         ========
	At December 31, 2000 and 1999 the Company recorded a valuation allowance against its deferred tax assets to amounts which are more likely than not to be realized. At December 31, 2000, the Company had net operating loss carryforwards approximating $1.9 million (federal) and $1.55 million (state) which expire at various dates through 2020.

4. Supplemental Cash Flow Information
   ----------------------------------
	During 2000, the Company issued 2,400,000 shares of its common stock for $2,462,500 in promissory notes receivable and $1,125,000 in officer compensation. The Company also issued 913,216 shares of its common stock in lieu of payment of accounts payable totaling $835,875.

	Capitalized software development costs of $ 446,500 are included in accounts payable at December 31, 1999 representing the only noncash investing and financing transaction during the period from September 29, 1999 to December 31, 1999.

	No cash payments were made during either period for interest or taxes.

5. Major Customers
   ---------------
	Sales to Hoss Equipment Company in the fourth quarter of 2000 represented 89% of the total sales for the year. The president of the Company was previously employed by this customer before the start-up of e*machinery, inc. in September 1999.

6. Commitments
   -----------
	In September 2000, the Company entered into a 60 month lease agreement for office space in Irving, Texas. Minimum annual rent is $121,584. Rent expense for the year ended December 31, 2000 was $41,187. No rent expense was incurred for the period from September 29, 1999 (inception) to December 31, 1999.

	In connection with the office space lease, the Company has entered into an irrevocable standby letter of credit with a financial institution for the benefit of the landlord with a term which is concurrent with the lease. A security deposit of $115,505 was placed with the financial

                    e*machinery.net, inc. - 10-KSB 2000

institution during 2000 as security for the letter of credit.

7. Pro Forma Net Loss Per common Share
   -----------------------------------
	Pro forma net loss per common share is presented to give effect to the March 27, 2000 acquisition of the Company by e*machinery.net, inc., as set forth in note 1, as if such transaction had occurred at December 31, 1999. Had such transaction occurred at December 31,
1999, another 1,180,000 shares of common stock would have been issued at December 31, 1999 represented by the outstanding shares of e*machinery.net, inc. as described in note 1. This would have resulted in a small increase in weighted common shares outstanding from 8,648,936 (actual) to 8,661,489 on a pro forma basis. This small increase in weighted common shares outstanding would have resulted in a fractional reduction to net loss per common share. Therefore, net loss per common share (actual) and pro forma net loss per common share are both stated as $.007 for the period from September 29, 1999 (inception) to December 31, 1999.

                    e*machinery.net, inc. - 10-KSB 2000

					   EXHIBIT

				  LIST OF SUBSIDIARIES
				OF e*machinery.net, inc.

US Machinery Corp.