Form 10QSB
period 2001-04-30
E MACHINERY NET INC
filed 2001-05-21
CIK 844893

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                     ----------------------------------

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended:                                    Commission File Number:
March 31, 2001                                                      033-26344


                            e*machinery.net, inc.
                            ---------------------
               Formerly known as Harvard Financial Services Corp.
             (Exact name of registrant as specified in its charter)


      Delaware                                       75-2254748
------------------------                 ------------------------------------
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

The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 17,140,150 shares.








FORM 10-QSB

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            E*MACHINERY.NET, INC.

                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
ASSETS
------                                     March 31,
                                              2001        December 31,
                                          (Unaudited)         2000
                                          -----------     ------------
ASSETS
------

  Cash                                    $   68,208      $    10,928

  Inventory                                1,254,000        1,779,000

  Prepaid expenses                            56,720           14,020
                                         -----------      -----------
         Total current assets              1,378,928        1,803,948

Property and equipment

  Leasehold improvements                      13,072            9,520

  Furniture and fixtures                      10,901            3,642

  Office equipment                            16,948           16,948

  Office software                              1,675            1,675
                                         -----------      -----------
                                              42,596           31,785

  Less: accumulated depreciation               4,195            2,665
                                         -----------      -----------
         Net property and equipment           38,401           29,120

Other assets

  Due from officers                           98,726           90,357

  Security deposits                          134,042          133,451

  Deferred tax assets                        204,893           87,893
                                         -----------      -----------
Total other assets                           437,661          311,701
                                         -----------      -----------
         Total assets                     $1,854,990       $2,144,769
                                         ===========      ===========

                          See Accompanying Notes
                                    2
FORM 10-QSB

                            E*MACHINERY.NET, INC.
                        CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                           March 31,
                                              2001        December 31,
                                          (Unaudited)         2000
                                          -----------     ------------
Liabilities:

Accounts payable                            $ 12,678        $    6,129
Accrued liabilities                           29,588           659,738
Due to related parties                       468,985           875,226
                                          ----------        ----------
     Total Current Liabilities               511,251         1,541,093


Stockholders' Equity:

Common stock, $.0001 par value, 60,000,000
  shares authorized; issued and outstanding
  17,140,150 and 16,448,216 shares issued
  and outstanding at March 31, 2001 and
  December 31, 2000 respectively              1,714              1,645
Notes receivable for common stock        (2,487,500)        (2,462,500)
Additional paid-in capital                7,191,711          5,957,780
Deficit                                  (3,362,186)        (2,893,249)
                                         ----------         ----------
     Total Stockholders' Equity           1,343,739            603,676
                                         ----------         ----------
     Total Liabilities and Stockholders'
     Equity                              $1,854,990         $2,144,769
                                         ==========         ==========














                        See Accompanying Notes

                                  3


FORM 10-QSB

                              E*MACHINERY.NET, INC.
                        CONSOLIDATED STATEMENT OF INCOME

     The following Consolidated Statement of Income for the three-month period ended March 31, 2001 and March 31, 2000, is unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective period have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                                             Three-Months Ended
                                                  March 31,
                                             ------------------
                                                (Unaudited)
                                        2001                     2000
                                        ----                     ----
Sales                              $   760,000              $      -

Cost of sales                          673,791                     -
                                   -----------              -----------
    Gross profit                        86,209                     -

Operating expenses
  Selling, general and administrative  335,150                   51,436
  Software development costs -
     related party                     312,000                     -
  Management and consulting
     services - related party           25,000                     -
                                   -----------              -----------
       Total operating expenses        672,150                   51,436

Loss from operations                  (585,941)                 (51,436)

Interest income                              4                    4,380

Other                                     -                         410

Loss before income tax benefit        (585,937)                 (46,646)

Income tax benefit                    (117,000)                  (8,200)
                                   -----------              -----------
       Net loss                     $ (468,937)             $   (38,446)
                                   ===========              ============
Net loss per common share           $    (.027)             $     (.004)
                                   ===========              ============
Weighted common shares outstanding  16,768,000                9,436,300
                                   ===========              ============




                            See Accompanying Notes

                                     4

FORM 10-QSB

                            E*MACHINERY.NET, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE-MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000




                                            March 31,            March 31,
                                              2001                 2000
                                            --------             --------
Cash flows from operating activities
  Net loss for the period                  $(468,937)          $  (38,446)
  Adjustments to reconcile net loss to
    net cash used in operating activities
     Depreciation and amortization             1,530                 -
     Stock issued to a related party
       for services                          337,000                 -

Changes in operating assets and
  liabilities
     Increase in due from officers            (8,369)                -
     Decrease in inventory                   525,000                 -
     Increase in prepaid expenses            (42,700)             (57,143)
     Increase in security deposits              (591)                -
     Increase in deferred tax assets        (117,000)              (8,200)
     Increase in accounts payable              6,548                 -
     Increase/(decrease) in accrued
       Liabilities                          (630,150)              96,707
                                           ---------           ----------
  Net cash used in operating activities     (397,669)              (7,082)

Cash flows used in investing activities
     Purchase of property and equipment      (10,811)             (38,787)
                                           ---------           ----------
     Net cash used in investing activities   (10,811)             (38,787)

Cash flows provided by financing activities
     Net proceeds from issuance of stock     465,760            1,334,925
                                           ---------           ----------
     Net cash provided by financing
       Activities                            465,760            1,334,925

Net increase in cash                          57,280            1,289,056

Cash, beginning                               10,928              200,861
                                           ---------           ----------
Cash, ending                               $  68,208           $1,489,917
                                           =========           ==========




                           See Accompanying Notes

                                     5
10QSB
                             e*machinery.net, inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

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

     Immediately after the transaction, the stock ownership of e*machinery.net, inc. was as follows:

                                              Shares     Percent
Original Shareholders (including
  public owners)                             1,200,000       9%
Former shareholders of
  e*machinery, inc.                         11,935,000      91%
                                           -----------     ----
   Total                                    13,135,000     100%
                                           ===========     ====
     Because the former owners of e*machinery, inc. acquired control of e*machinery.net, inc., the transaction would normally have been considered a "reverse acquisition" by e*machinery, inc. for accounting purposes. However, e*machinery.net, inc. did not have any business operations at the date of the

                                    6
10QSB
                             e*machinery.net, inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Continued)

transaction. Since e*machinery.net, inc. had no business, the transaction was not treated as a business combination. Instead, the transaction was treated for accounting purposes as a recapitalization of e*machinery, inc. and an issuance of stock by e*machinery, inc. (represented by the outstanding shares of the Company) for the net liabilities of e*machinery.net, inc. The historical financial statements of e*machinery, inc. have become the historical financial statements of the Company.

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

     Inventory
     ---------
     The inventory is stated at cost determined by the specific identification method. Inventory consists of 7 units of heavy construction machinery held by U.S. Machinery Corp. at March 31, 2001.

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



                                      7
10QSB
                             e*machinery.net, inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Continued)

     Advertising Costs
     -----------------
     Advertising costs of $20,177 were expensed as incurred during the quarter ended March 31, 2001.

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

2.  Related Party Transactions
    --------------------------

     The Company's Board consists of five individuals, two of which are officers of the Company, one serving as President and CEO and the other serving as Vice President and Treasurer. During 2000, these officers were advanced a total of $147,500 and as of March 31, 2001, $98,726 was still due to the Company.

     The three remaining directors also serve on the Board of Canterbury Information Technology, Inc., (CITI), one of the firms retained to develop the Company's internet portal. During the first quarter of fiscal 2001, the Company incurred costs to CITI related to the development of the internet portal totaling $312,000. The Company also incurred fees of $25,000 for management and consulting services rendered by CITI during the first quarter of fiscal 2001. The Company issued 160,722 shares of its common stock valued at the closing price at date of issuance during 2001 to CITI in lieu of payment of $337,000 of CITI accounts payable.

     During fiscal 2001, CITI also assisted in raising equity as part of the initial seed capital for the Company. For these services, 27,000 shares of e*machinery.net, inc. common stock were issued to CITI during the first quarter. The par value of these shares was charged against additional paid in capital.



                                   8
10QSB
                             e*machinery.net, inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Continued)

3.  Income Tax (Benefit)
    --------------------

     No income tax expense was incurred during either period. An income tax benefit of $117,000 was recognized for the period ended March 31, 2001.

4.  Supplemental Cash Flow Information
    ----------------------------------

     The Company issued 421,684 shares of its common stock in lieu of payment of accounts payable totaling $793,240 during the first quarter of fiscal 2001.

     No cash payments were made during the period for interest or taxes.

5.  Commitments
    -----------

     In September 2000, the Company entered into a 60 month lease agreement for office space in Irving, Texas. Minimum annual rent is $121,584. Rent expense for the period ended March 31, 2001 was $32,832.

     In connection with the office space lease, the Company has entered into an irrevocable standby letter of credit with a financial institution for the benefit of the landlord with a term which is concurrent with the lease. A security deposit of $115,505 was placed with the financial institution during 2000 as security for the letter of credit.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	(A)  Liquidity and Capital Resources

     Working capital at March 31, 2001 was $868,000, an improvement of $605,000 from year end. This improvement was the result of the Company satisfying a related party payable of $793,000 by issuing 421,700 shares of its common stock in lieu of cash.

     A major challenge to the business is the ability to secure asset-based lending from a finance organization who specializes in the heavy equipment marketplace. The Company's future growth will be impeded by the lack of such financing, based on the need to continually liquidate inventory in order to meet period expenses and purchase additional cores. Discussions have been ongoing, but at this current date an acceptable lender has not yet been identified. This area remains a high priority to management and will be a focal point of the business during fiscal 2001. The timely development and deployment of the portal is also dependent on the cash flow generated by the sales activities of USMC.

                                      9
10QSB
                             e*machinery.net, inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Continued)

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

     There was no material commitment for capital expenditures as of March 31, 2001. Inflation was not a significant factor in the Company's financial statements.


     (B)  Results of Operations

     Revenues
     --------
     Net revenues for the three months ended March 31, 2001 were $760,000 versus $0 for the same three-month period in fiscal 2000.

     Costs and Expenses
     ------------------
     Selling, general and administrative expenses for the quarter increased by $621,000 over the same period in fiscal 2000. Of this increase $337,000 was non-cash, as software development costs and management services from a related party were paid using Company common stock in lieu of cash.



















                                       10
10QSB
                             e*machinery.net, inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Continued)

                        PART II - OTHER INFORMATION

Item 1  Legal Proceedings
------
     None

Item 2  Changes in Securities
------
     None

Item 3  Defaults Upon Senior Securities
------
     None

Item 4  Submission of Matters to a Vote of Security Holders
------
     None

Item 5  Other Information
------
     On May 16, 2001, the Company made a formal offer to purchase the business and assets of Western Power Equipment Corp. of Vancouver, Washington, a public company with annualized revenues in excess of $100,000,000. The proposed purchase price was $9,000,000, comprised of $2,000,000 in cash and $7,000,000 in common stock, as well as the assumption of certain limited liabilities.
The offer is subject to certain financial adjustments and due diligence. As of May 21, 2001, Western has rejected our initial offer, but the Company has not foreclosed continuing negotiations.

     In addition, the Company is actively pursuing other significant business combinations including acquisitions, joint ventures and strategic partnerships.

Item 6     Exhibits and Reports on Form 8-K
------
     (a) Exhibits:  None
     (b) Reports on Form 8-K:  None













                                      11
                            E*MACHINERY.NET, INC.


                                SIGNATURES
                                ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    e*machinery.net, inc.
                    ----------------------------------------------
                    (Registrant)


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






May 21, 2001





















                                  12