Form 10QSB
period 2001-06-30
E MACHINERY NET INC
filed 2001-08-20
CIK 844893

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                     ----------------------------------

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended:                                    Commission File Number:
June 30, 2001                                                      033-26344


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








FORM 10-QSB

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            E*MACHINERY.NET, INC.

                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
ASSETS
------                                      June 30,
                                              2001        December 31,
                                          (Unaudited)         2000
                                          -----------     ------------
ASSETS
------

  Cash                                    $   53,728      $    10,928

  Inventory                                  929,000        1,779,000

  Prepaid expenses                            49,720           14,020
                                         -----------      -----------
         Total current assets              1,032,448        1,803,948

Property and equipment

  Leasehold improvements                      13,072            9,520

  Furniture and fixtures                      10,901            3,642

  Office equipment                            17,637           16,948

  Software                                   161,261            1,675
                                         -----------      -----------
                                             202,871           31,785

  Less: accumulated depreciation             (14,269)          (2,665)
                                         -----------      -----------
    	Net property and equipment             188,602           29,120

Other assets

  Due from officers                           90,357           90,357

  Security deposits                          126,783          133,451

  Deferred tax assets                        213,893           87,893
                                         -----------      -----------
	Total other assets                     431,033          311,701
                                         -----------      -----------
         Total assets                     $1,652,083       $2,144,769
                                         ===========      ===========

                          See Accompanying Notes
                                    2
FORM 10-QSB

                            E*MACHINERY.NET, INC.
                        CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                            June 30,
                                              2001        December 31,
                                          (Unaudited)         2000
                                          -----------     ------------
Liabilities:

Accounts payable                            $ 18,673        $    6,129
Current portion of long term debt	   	    75,000	            -
Deferred Revenue	   				    50,000	            -
Accrued liabilities                           72,535           659,738
Due to related parties                       430,000           875,226
                                          ----------        ----------
     Total Current Liabilities               646,208         1,541,093


Long term debt                                53,318              -
                                          ----------        ----------
Total Liabilities                            699,526         1,541,093

Stockholders' Equity:

Common stock, $.0001 par value, 60,000,000
  shares authorized; issued and outstanding
  17,140,150 and 16,448,216 shares issued
  and outstanding at June 30, 2001 and
  December 31, 2000 respectively              1,714              1,645
Notes receivable for common stock        (2,462,500)        (2,462,500)
Additional paid-in capital                7,166,711          5,957,780
Deficit                                  (3,753,368)        (2,893,249)
                                         ----------         ----------
     Total Stockholders' Equity             952,557            603,676
                                         ----------         ----------
     Total Liabilities and Stockholders'
     Equity                              $1,652,083         $2,144,769
                                         ==========         ==========










                        See Accompanying Notes

                                  3

FORM 10-QSB

                              E*MACHINERY.NET, INC.
                        CONSOLIDATED STATEMENT OF INCOME

     The following Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2001 and June 30, 2000, is unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective period have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                               Three-Months Ended   	  Six-Months Ended
                                     June 30,    	      June 30,
                               ------------------ 	  ----------------
                                   (Unaudited)             (Unaudited)

                                 2001        2000   	   2001        2000
                                 ----        ----	   ----        ----
Sales				    $  420,000   $      -	$1,180,000  $      -

Cost of sales		 	 353,473	      -	 1,027,265	       -
				    ----------   -----------	----------	-----------
  Gross profit		  	  66,527	      - 	   152,735	       -

Operating expenses
 Selling, general and
   administrative		 	 452,490	 1,333,129	   787,640    1,384,565
  Software development
  costs - related party		   6,138	      -	   318,138	       -
  Management and consulting
   services - related party	    -             -    	    25,000	       -
				    ----------   -----------	----------	-----------
     Total operating expenses	 458,628    1,333,129	 1,130,778    1,384,565
				    ----------   -----------	----------	-----------
Loss from operations		(392,101)  (1,333,129)	  (978,043)	 (1,384,565)

Interest income, net	             7       17,985 	        12       22,365

Other (income)/expenses	 	   8,088         (410)	     8,088         -
				    ----------   -----------	----------	-----------
Loss before income tax
  benefit				(400,182)  (1,315,554)	  (986,119)	 (1,362,200)

Income tax benefit	        (9,000)     (65,000)	  (126,000)	    (73,200)
				    ----------   -----------	----------	-----------
     Net loss		    $ (391,182) $(1,250,554)	$ (860,119)	$(1,289,000)
				    ==========   ==========	==========	===========
Net loss per common share   $    (.022) $     (.091)	$    (.050)	$     (.111)
				    ==========   ==========	==========	===========
Weighted common shares
  outstanding	  	    17,140,200   13,700,700	16,956,500   11,577,200
				    ==========   ==========	==========	===========
                            See Accompanying Notes

                                     4
FORM 10-QSB

                            E*MACHINERY.NET, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX-MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000




                                            June 30,            June 30,
                                              2001                 2000
                                            --------             --------
Cash flows from operating activities
  Net loss for the period                  $(860,119)          $(1,289,000)
  Adjustments to reconcile net loss to
    net cash used in operating activities
     Depreciation and amortization            11,604                 -
     Stock issued to a related party
       for services                          337,000             1,646,500

Changes in operating assets and liabilities
	Increase in due from officers			-			(124,658)
	Decrease in inventory			   850,000			(719,500)
	Increase in prepaid expenses		   (35,700)			    -
	Increase in security deposits		     6,668			    -
	Increase (decrease) in other assets		-			  (4,814)
	Increase in deferred tax assets	  (126,000)			 (73,200)
	Increase in accounts payable 		    12,544			    -
	Increase in deferred revenue		    50,000			    -
	Increase/(decrease) in accrued
	  liabilities	      		  (626,189)	      	(383,330)
                                           ---------            ----------
  Net cash used in operating activities     (380,192)             (948,002)

Cash flows used in investing activities
     	Purchase of property and equipment    (171,086)              (60,716)
                                           ---------            ----------
     	Net cash used in investing activities (171,086)              (60,716)

Cash flows provided by financing activities
	Net proceeds from issuance of stock	   465,760	    	     1,324,424
	Proceeds from long term debt		   150,000			    -
	Payments on long term debt		   (21,682)			    -
                                           ---------            ----------
     Net cash provided by financing
       activities                            594,078             1,324,424

Net increase in cash                          42,800               315,706

Cash, beginning                               10,928               200,861
                                           ---------            ----------
Cash, ending                               $  53,728            $  516,567
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

     Inventory
     ---------
	The inventory is stated at cost determined by the specific identification method. Inventory consists of 6 units of heavy construction machinery held by U.S. Machinery Corp. at June 30, 2001.

     Property and Equipment
     ----------------------
	Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. When items of property and

                                      6
10QSB
                             e*machinery.net, inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Continued)

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

     Advertising Costs
     -----------------
	Advertising costs of $110,777 were expensed as incurred during the quarter ended June 30, 2001. A total of $130,954 was spent on advertising year to date in 2001.

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


2.  Related Party Transactions
    --------------------------
      	The Company's Board consists of five individuals, two of which are officers of the Company, one serving as President and CEO and the other serving as Vice President and Treasurer. During 2000, these officers were advanced a total of $147,500 and as of June 30, 2001, $90,357 was still due to the Company.

	The three remaining directors also serve on the Board of Canterbury Consulting Group, Inc., (CITI), one of the firms retained to develop the Company's internet portal. During the first quarter of fiscal 2001, the


                                     7
10QSB
                             e*machinery.net, inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Continued)

Company incurred costs to CITI related to the development of the internet portal totaling $312,000. The Company also incurred fees of $25,000 for management and consulting services rendered by CITI during the first quarter of fiscal 2001. The Company issued 160,722 shares of its common stock valued at the closing price at date of issuance during 2001 to CITI in lieu of payment of $337,000 of CITI accounts payable.

 	During fiscal 2001, CITI also assisted in raising equity as part of the initial seed capital for the Company. For these services, 27,000 shares of e*machinery.net, inc. common stock were issued to CITI during the first quarter. The par value of these shares was charged against additional paid in capital.


3.  Income Tax (Benefit)
    --------------------
     No income tax expense was incurred during either period. An income tax benefit of $9,000 was recognized for the period ended June 30, 2001. The total year to date income tax benefit recognized is $126,000.


4.  Supplemental Cash Flow Information
    ----------------------------------
     The Company issued 421,684 shares of its common stock in lieu of payment of accounts payable totaling $793,240 during the first quarter of fiscal 2001.

     No cash payments were made during the period for interest or taxes.


5.  Capital Leases
    --------------
	Capital lease obligations are for certain equipment and software leases which expire through fiscal year 2003.

 	Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 16.67% at their inception.

	Year ending December 31, 2001				$ 44,355
	Year ending December 31, 2002	   			  88,711
	Year ending December 31, 2003 and thereafter	  14,785
									--------
	Total minimum lease payments			  	 147,851
	Less amount representing interest	  	  	 (19,533)
									--------
	Present value of long-term obligations under
   	capital leases						$128,318
									========

                                   8
10QSB
                             e*machinery.net, inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Continued)

6.  Commitments
    -----------
	In September 2000, the Company entered into a 60 month lease agreement for office space in Irving, Texas. Minimum annual rent is $121,584. Rent expense for the quarter ended June 30, 2001 was $32,832 and the year to date rent expense is $65,664.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	(A)  Liquidity and Capital Resources

	Working capital at June 30, 2001 was $386,000, an improvement of $143,000 from year end. This improvement was the result of the Company satisfying a related party payable of $793,000 by issuing 421,700 shares of its common stock in lieu of cash.

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



                                        9
10QSB
                             e*machinery.net, inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Continued)

	There was no material commitment for capital expenditures as of June 30, 2001. Inflation was not a significant factor in the Company's financial statements.

     (B)  Results of Operations

     Revenues
     --------
	Net revenues for the three months ended June 30, 2001 and the six months ended June 30, 2001 were $420,000 and $1,180,000 respectively, versus $0 for both of the same periods in fiscal 2000. The first recorded revenue for the Company occurred during the fourth quarter of fiscal 2000.

     Costs and Expenses
     ------------------
	Selling, general and administrative expenses for the quarter decreased by ($874,500) over the same period in fiscal 2000. A significant portion of the general and administrative expense incurred during fiscal 2000 related to the ongoing design development and modification of the e*machinery portal. These expenses were non-recurring during fiscal 2001. The portal launch date is imminent and is intended to increase revenue flow from membership fees paid by manufacturers, dealers and users.


                        PART II - OTHER INFORMATION

Item 1  Legal Proceedings
------
     None

Item 2  Changes in Securities
------
     None

Item 3  Defaults Upon Senior Securities
------
     None

Item 4  Submission of Matters to a Vote of Security Holders
------
     None

Item 5  Other Information
------
	Commencing in May 2001, the Company has been negotiating to purchase the business and certain assets of Western Power & Equipment Corp., an Oregon corporation whose main offices are located in Vancouver, Washington from Western Power & Equipment Corp., a Delaware

                                      10
10QSB
                             e*machinery.net, inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (Continued)

corporation, which is a public Company. The business to be purchased consists of the sale of retail construction and agricultural machinery and related equipment and parts. The negotiations have resulted in the execution of a Letter of Intent and the preparation of a Purchase Agreement. Both agreements are subject to various contingencies and there is no assurance that any transaction will actually occur. If in fact the Purchase Agreement is executed, the Company will immediately file a form 8-K describing the proposed transaction in detail and attach the Purchase Agreement as an exhibit.

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






August 20, 2001





















                                  12