Form 10QSB
period 2001-09-30
E MACHINERY NET INC
filed 2001-11-15
CIK 844893

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                     ----------------------------------

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended:                                    Commission File Number:
September 30, 2001                                                  033-26344


                            e*machinery.net, inc.
                            ---------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                       75-2254748
------------------------                 ------------------------------------
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

ITEM 1.  FINANCIAL STATEMENTS

                             E*MACHINERY.NET, INC.
                          CONSOLIDATED BALANCE SHEETS
ASSETS
------                                     September 30,
                                                2001         December 31,
                                            (Unaudited)          2000
ASSETS                                      -----------      ------------
------

  Cash 						   $  114,398	  $   10,928

  Accounts receivable, net				202,078		     0

  Inventory 						164,000	   1,779,000

  Prepaid expenses				       51,616	      14,020
 							    --------- 	   ---------
 	Total current assets			      532,092	   1,803,948

Property and equipment

  Leasehold improvements				 13,072		 9,520

  Furniture and fixtures				 10,901		 3,642

  Office equipment					 17,637		16,948

  Software 							184,840		 1,675
							    --------- 	   ---------
 								226,450 		31,785

  Less: accumulated depreciation 			(26,583)		(2,665)
							    --------- 	   ---------
 	Net property and equipment 			199,867 		29,120

Other assets

  Investment 						 69,000   		  -

  Due from officers 					 84,643 		90,357

  Security deposits 				 	126,783	     133,451

  Deferred tax assets 					264,893 		87,893
							    --------- 	   ---------
 	Total other assets 				545,319 	     311,701
							    --------- 	   ---------
   	  Total assets 				   $1,277,278	  $2,144,769
							    ========= 	   =========
                           See Accompanying Notes
                                     2
FORM 10-QSB

                            E*MACHINERY.NET, INC.
                        CONSOLIDATED BALANCE SHEETS




LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                           September 30,
                                                2001         December 31,
                                            (Unaudited)          2000
                                            -----------      ------------

Liabilities:

Accounts payable 					  $    27,450	  $    6,129
Current portion of long term debt 			 75,000		  -
Accrued liabilities  				 	 94,922	     659,738
Due to related parties					430,000	     875,226
							    --------- 	   ---------
 	Total current liabilities 			627,372	   1,541,093

Long term debt 						 36,253		  -
							    --------- 	   ---------
 	Total liabilities 				663,625	   1,541,093

Stockholders' equity

Common stock, $.0001 par value, 60,000,000
  shares authorized; issued and outstanding
  17,140,150 and 16,448,216 shares issued and
  outstanding at September 30, 2001 and
  December 31, 2000, respectively 			  1,714 		 1,645
Notes receivable for common stock 		   (2,462,500) 	  (2,462,500)
Additional paid-in capital 			    7,166,710 	   5,957,780
Deficit 						   (4,092,271) 	  (2,893,249)
							    --------- 	   ---------
 	Total stockholders' equity 		      613,653 	     603,676
							    --------- 	   ---------
 	Total liabilities and stockholders'
    	  Equity 					   $1,277,278 	  $2,144,769
							    ========= 	   =========







                           See Accompanying Notes


                                     3

FORM 10-QSB

                            E*MACHINERY.NET, INC.
                        CONSOLIDATED STATEMENT OF LOSS

The following Consolidated Statement of Loss for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000, is unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective period have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                               Three-months Ended   	  Nine-months Ended
                                  September 30,    	    September 30,
                               ------------------ 	  -----------------
                                   (Unaudited)             (Unaudited)

                                 2001        2000   	   2001        2000
                                 ----        ----	   ----        ----
Sales				      $ 318,808   $ 367,000	$1,498,808  $   367,000

Cost of sales		 	  440,407	  333,278	 1,467,672	    333,278
				      ---------   ---------	----------	-----------
  Gross (loss)/profit	  	 (121,599)	   33,722 	    31,136	     33,722

Operating expenses
 Selling, general and
   administrative		 	  263,195	  165,268	 1,050,835    1,499,708
  Software development
  costs - related party		     -   	  275,000	   318,138      275,000
  Management and consulting
   services - related party	     -         10,000 	    25,000	     60,125
				      ---------   ---------	----------	-----------
     Total operating expenses	  263,195     450,268	 1,393,973    1,834,833
				      ---------   ---------	----------	-----------
Loss from operations		 (384,794)   (416,546)	(1,362,837)	 (1,801,111)

Interest income, net	              4      51,260 	        16       73,625

Other income/(expense)	 	   (5,113)       -	   (13,201)        -
				      ---------   ---------	----------	-----------
Loss before income
  tax benefit			 (389,903)   (365,286)	(1,376,022)	 (1,727,486)

Income tax benefit	        (51,000)    (20,000)	  (177,000)	    (93,200)
				      ---------   ---------	----------	-----------
     Net loss		      $(338,903)  $(345,286) $(1,199,022) $(1,634,286)
				      =========   =========  ===========	===========
Net loss per common share     $   (.02)   $   (.02)	$    (.07)	$     (.13)
				      =========   =========	==========	===========
Weighted common shares
  outstanding	  	     17,140,000  16,071,000	17,018,000   13,000,000
				     ==========  ==========	==========	 ==========

                            See Accompanying Notes

                                     4
FORM 10-QSB

                            E*MACHINERY.NET, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000


                                                   September 30, September 30,
                                                       2001          2000
                                                     --------      --------
Cash flows from operating activities
 Net loss for the period 			   	   $(1,199,022)  $(1,634,286)
 Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization 			        23,918	      -
    Stock issued to a related party for services	 337,000	 1,646,499

Changes in operating assets and liabilities
 	Increase/(decrease) in due from officers		   5,714 	  (116,635)
 	Increase in accounts receivable 			(202,078)	      -
 	(Increase)/decrease in inventory 		     1,255,000	  (888,910)
 	Increase in prepaid expenses 				 (37,596) 	      -
 	(Increase)/decrease in security deposits		   6,668	  (140,583)
 	Decrease in due to related parties			 (38,987)		-
 	Increase in deferred tax assets 			(177,000)	   (93,200)
 	(Increase)/decrease in accounts payable  		  21,321	  (240,360)
 	Increase/(decrease) in accrued liabilities 	(564,816) 	    55,869
                                                      --------    ----------
 Net cash used in operating activities 			(569,878)	(1,411,606)

Cash flows provided by/(used in) investing activities
 	Purchase of property and equipment 			(194,665) 	   (20,822)
 	Investment in joint venture 				 291,000	      -
                                                      --------    ----------
 	Net cash provided by/(used in) investing
 	 activities					 		  96,335 	   (20,822)

Cash flows provided by financing activities
 	Net proceeds from issuance of stock 		 465,760 	 1,324,179
 	Proceeds from long term debt 				 150,000		-
 	Payments on long term debt  				 (38,747) 		-
                                                      --------    ----------
 	Net cash provided by financing activities 	 577,013 	 1,324,179

Net increase/(decrease) in cash 				 103,470 	  (108,249)

Cash, beginning 							  10,928 	   200,861
                                                      --------    ----------
Cash, ending 						     $ 114,398 	$   92,612
                                                     =========    ==========




	                        See Accompanying Notes

                                        5
FORM 10-QSB

                            e*machinery.net, inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

   	Nature of Operations
      --------------------
	e*machinery.net, inc., the Company, is in the process of developing an internet based distribution business for previously used construction and mining machinery. Software development of an internet web site began in 1999 and is ongoing. The intention is to develop an internet portal, which will provide interplay between major manufacturers, distributors, and providers of supportive goods and services to the heavy machinery industry. Anticipated sources of revenue include subscription fees related to access to the internet web site along with commissions to be generated from internet distribution of heavy machinery and associated services.

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

      Inventory
      ---------
 	The inventory is stated at cost determined by the specific identification method. Inventory consists of one unit of heavy construction machinery held by U.S. Machinery Corp. at September 30, 2001.

      Property and Equipment
      ----------------------
 	Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 5 to

                                  6
7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

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

      Advertising Costs
      -----------------
 	Advertising costs of $25,229 were expensed as incurred during the quarter ended September 30, 2001. A total of $156,184 was spent on advertising year to date in 2001.

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

2.  Related Party Transactions
    --------------------------
 	The Company's Board of Directors consists of five individuals, two of whom serve as operating management of the Company, one serving as President and Chief Executive Officer and the other serving as Vice President and Treasurer. During 2000, these officers were advanced a total of $147,500 and as of September 30, 2001,$84,643 was still due to the Company.

 	The three remaining directors also serve on the Board of Directors of Canterbury Consulting Group, Inc., (CITI), one of the firms retained to develop the Company's internet portal. During the first quarter of fiscal 2001, the Company incurred costs to CITI related to the development of the internet portal totaling $312,000. The Company also incurred fees of $25,000 for management and consulting services rendered by CITI during the first quarter of fiscal 2001. The Company issued 160,722 shares of its common stock valued at the closing price at date of issuance during 2001 to CITI in lieu of payment of $337,000 of CITI accounts payable.


                                 7
 	During fiscal 2001, CITI also assisted in raising additional equity as part of the working capital for the Company. For these services, 27,000 shares of e*machinery.net, inc. common stock were issued to CITI during the first quarter. The par value of these shares was charged against additional paid in capital.

	During August, 2001, the Company, Worldwide Operating, Inc. and two other individuals formed U.S. Mineral Company, LLC, a Texas limited liability company with the purpose of purchasing heavy equipment to be leased to third parties. The Company, as a member, has a 25% ownership interest in the LLC.

 	As part of formation of the LLC, the Company contributed several pieces of heavy equipment valued at $360,000. Subsequently, the Company received $291,000 from the LLC as a partial return of its capital investment. The other members contributed either financing or marketing expertise. The first business transaction for the LLC was a 24-month lease with a coal mining company in Kentucky with monthly rental payments of $118,800 going to the LLC. As part of this specific arrangement, the LLC will also receive monthly royalty income based on the quantity of coal extracted from the mine. As of the date of this report, no income has yet been paid to the Company from the LLC.

3.  Income Tax (Benefit)
    --------------------
	Income tax benefit of $51,000 was incurred during the quarter ended September 30, 2001. The total year to date income tax benefit recognized is $177,000.

 	No cash payments were made during the period for taxes.

4.  Capital Leases
    --------------
	Capital lease obligations are for certain equipment and software leases which expire through fiscal year 2003. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 16.67% at their inception.

 	Year ending December 31, 2001 			 $ 22,178
 	Year ending December 31, 2002 			   88,711
 	Year ending December 31, 2003 and thereafter 	   14,785
 									 --------
 	Total minimum lease payments 				  125,674
 	Less amount representing interest 			  (14,421)
									 --------
 	Present value of long-term obligations under
 	  capital leases 						 $111,253
            							 ========

5.  Commitments
    -----------
 	In September 2000, the Company entered into a 60-month lease agreement for office space in Irving, Texas. Minimum annual rent is $121,584. Rent expense for the quarter ended September 30, 2001 was $30,687 and the year to date rent expense is $94,748.

                                       8
 	In connection with the office space lease, the Company has entered into an irrevocable standby letter of credit with a financial institution for the benefit of the landlord with a term which is concurrent with the lease. A security deposit of $115,505 was placed with the financial institution during 2000 as security for the letter of credit.

5.  Subsequent Event
    ----------------
 	On September 18, 2001 the Company executed a Purchase Agreement with Western Power & Equipment Corp., a Delaware corporation, to acquire the business as well as certain assets and liabilities of Western Power & Equipment Corp., an Oregon corporation, its wholly owned subsidiary, for the following consideration: (a) five hundred thousand ($500,000) dollars in cash;
(b) a seven hundred thousand ($700,000) dollar seven-year Promissory Note of the Company; and (c) one million, two hundred thousand (1,200,000) shares of the Company's restricted common stock. This purchase is subject to the following conditions including, but not limited to: (a) due diligence; (b) the payment of the consideration; (c) the approvals by Case Corp. and Deutsche Bank of "change in control" as well as acceptable debt financing; (d) the obtaining of a minimum of $2,000,000 in additional working capital; and (e) various employment contracts.

 	On November 2, 2001, the Company executed an Extension Agreement with Western Power & Equipment Corp. of Delaware to extend, until February 28, 2002, the time it will have to complete its due diligence and meet its financial obligations as modified by this Extension Agreement. The modified terms and conditions include, but are not limited to the following: (a) the Company must put a total of $5,500,000 in cash into escrow on or before February 28, 2002 and (b) on or before November 15, 2001, the Company shall issue and place in escrow 200,000 shares of the Company's restricted common stock in the name of Western Power & Equipment Corp., to be released to Western Power & Equipment Corp. on February 28, 2002 if the Company fails to have the minimum of $5,500,000 of cash in escrow, or at Closing as part of the 1,200,000 shares of the Company's common stock to be issued as consideration. The increase in cash to be raised is for additional working capital for the combined entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	(A)  Liquidity And Capital Resources

	Working capital deficit at September 30, 2001 was $(95,000) a reduction of $358,000 from year end. This is primarily the result of the Company selling off inventory at very low margins (or cost) in order to fund operations, while the portal is being developed for launch. With the reduction in inventory levels, additional equity infusion may be necessary to sustain daily operations until revenue from selling portal memberships becomes substantial enough to cover expenses.

	A major challenge to the business is the ability to secure asset-based lending from a finance organization which specializes in the heavy equipment marketplace. The Company's future growth will be impeded by the lack of such financing, based on the Company's current need to continually liquidate inventory in order to meet period expenses and purchase additional cores.

                                     9
Discussions have been ongoing, but as of this current date a lender with acceptable terms has not yet been identified. This area remains a high priority to management and will be a focal point of the business during fiscal 2001. The timely development and deployment of the portal is also dependent on the cash flow generated by the sales activities of USMC.

	Without proper financing in place, the Company runs the risk of encountering periodic and continuing cash shortfalls. Offsetting this situation is the ability of the Company to pay a related party vendor using common stock in lieu of cash. This arrangement had been made at the formation of e*machinery.net, inc. and may continue for the foreseeable future.

	The Company raised an additional $500,000 of equity through a private placement of common stock to one accredited investor during the first quarter of fiscal 2001. The net proceeds to the Company totaled $465,760. This cash was used to reduce current liabilities, thereby improving working capital. Additional equity may be necessary to sustain operations at the current levels.

	There was no material commitment for capital expenditures as of September 30, 2001. Inflation was not a significant factor in the Company's financial statements.

	(B) Results of Operations

	Revenues
      --------
	Net revenues for the three months ended September 30, 2001 and the nine months ended September 30, 2001 were $319,000 and $1,499,00 respectively, versus $367,000 for both of the same periods in fiscal 2000. The first recorded revenue for the Company occurred during the third quarter of fiscal 2000. To date the only revenues recorded by the Company have been through its wholly owned subsidiary, U.S. Machinery Corp. (USMC) for the sale of used machinery, or the brokering of machinery from an unaffiliated company also in the same industry. The launch of the portal has been delayed due to technical difficulties in finalizing the portal's functionality.

	Costs and expenses
      ------------------
	Total operating expenses for the quarter decreased by $187,000 (42%) over the same period in fiscal 2000 and for the nine months ended September 30, 2001 total operating expenses decreased by $441,000 (24%) over the same period in fiscal 2000. A significant portion of the general and administrative expense incurred during fiscal 2000 related to the ongoing design development and modification of the e*machinery.net portal. These expenses were non-recurring during fiscal 2001. The portal, when launched, is intended to increase revenue flow from membership fees paid by manufacturers, dealers and users.







                                 10
                        PART II - OTHER INFORMATION

Item 1  Legal Proceedings
------
     As a subsequent event, the Company received notice of a Complaint filed in the Second District Court of the State of Nevada by Ledcor Industries, Inc. claiming that the Company is responsible for certain damages related to the breaking of the swingframe of certain equipment leased through the Company for certain warranty obligations. The Company denies any breach of duty or warranty and will proceed to defend this action. The litigation is in too early a stage to make any opinion as to its success or failure.

Item 2  Changes in Securities
------
     None

Item 3  Defaults Upon Senior Securities
------
     None

Item 4  Submission of Matters to a Vote of Security Holders
------
     None

Item 5  Other Information
------
     None

Item 6  Exhibits and Reports on Form 8-K
------
     (a) Exhibits:  None
     (b) Reports on Form 8-K:

	On September 18, 2001 the Registrant executed a Purchase Agreement with Western Power & Equipment Corp., a Delaware corporation, to acquire the business as well as certain assets and liabilities of Western Power &
Equipment Corp., an Oregon corporation, its wholly owned subsidiary, for the following consideration: (a) five hundred thousand ($500,000) dollars in cash; (b) a seven hundred thousand ($700,000) dollar seven-year Promissory
Note of the Registrant; and (c) one million, two hundred thousand (1,200,000) shares of the Registrant's restricted common stock. This purchase is subject to the following conditions including, but not limited to: (a) due diligence; (b) the payment of the consideration; (c) the approvals by Case Corp. and Deutsche Bank of "change in control" as well as acceptable debt financing; (d) the obtaining of a minimum of $2,000,000 in additional working capital; and (e) various employment contracts.

 	On November 2, 2001, the Registrant executed an Extension Agreement with Western Power & Equipment Corp. of Delaware to extend, until February 28, 2002, the time it will have to complete its due diligence and meet its financial obligations as modified by this Extension Agreement. The modified terms and conditions include, but are not limited to the following: (a) the Registrant must put a total of $5,500,000 in cash into escrow on or before February 28, 2002 and (b) on or before November 15, 2001, the Registrant shall issue and place in escrow 200,000 shares of the Registrant's restricted

                                     11
common stock in the name of Western Power & Equipment Corp., to be released to Western Power & Equipment Corp. on February 28, 2002 if the Registrant fails to have the minimum of $5,500,000 of cash in escrow, or at Closing as part of the 1,200,000 shares of the Registrant's common stock to be issued as consideration.



















































                                     12
                            E*MACHINERY.NET, INC.


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






November 15, 2001




















                                 13